Form 10-Q
period 1995-03-31
AMERICAN MANAGEMENT SYSTEMS INC
filed 1995-05-15
CIK 310624

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                    _______

                                   FORM 10-Q


              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1995

                                      OR

             ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _________ to _________



                          Commission File No. 0-9233


                   American Management Systems, Incorporated
            (Exact name of registrant as specified in its charter)


State or other Jurisdiction of                   I.R.S. Employer
Incorporation or Organization:  Delaware         Identification No.:  54-0856778


                               4050 Legato Road
                           Fairfax, Virginia   22033
                    (Address of principal executive office)


Registrant's Telephone No., Including Area Code:           (703) 267-8000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X      NO ____
                                  ---


As of May 10, 1995, 26,468,603 shares of common stock were outstanding.

                                    CONTENTS


                                                                              Page
                                                                              ----
Part 1    Financial Information
          ---------------------

          Item 1.  Financial Statements .....................................  1

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.......................  7



Part II   Other Information Required in Report
          ------------------------------------

          Item 1.    Legal Proceedings......................................  10

          Item 2.    Changes in Securities..................................  10

          Item 3.    Defaults Upon Senior Securities........................  10

          Item 4.    Submission of Matters to a Vote of Security Holders....  10

          Item 5.    Other Information......................................  10

          Item 6.    Exhibits and Reports on Form 8-K.......................  10

                         PART 1  FINANCIAL INFORMATION
                                 ---------------------



Item 1.   Financial Statements
          --------------------

      The information furnished in the accompanying Consolidated Statements of Operations, Consolidated Revenues by Market, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations and financial condition for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 1994, included in the American Management Systems, Incorporated (the "Company") Annual Report on Form 10-K (File No. 0-9233) filed with the Securities and Exchange Commission on March 30, 1995.

                   American Management Systems, Incorporated

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Unaudited

                      (In thousands except per share data)

                                                                     For the Quarter
                                                                    Ending March 31,
                                                                1995             1994
                                                              ---------        ---------
REVENUES
  Services and Products ..................................   $121,776         $ 87,559
  Reimbursed Expenses   ..................................     13,978           12,708
                                                             --------         --------
                                                              135,754          100,267
EXPENSES
  Client Project Expenses.................................     75,778           56,054
  Other Operating Expenses................................     42,883           28,832
  Corporate Expenses......................................      8,990            7,428
                                                             --------         --------
                                                              127,651           92,314

INCOME FROM OPERATIONS....................................      8,103            7,953

OTHER (INCOME) EXPENSE
  Interest Expense........................................        352              277
  Other Income............................................       (502)            (189)
                                                             --------         --------
                                                                 (150)              88

INCOME BEFORE INCOME TAXES................................      8,253            7,865

INCOME TAXES..............................................      3,383            3,225
                                                             --------         --------
NET INCOME................................................      4,870            4,640

DIVIDENDS AND ACCRETION ON SERIES B PREFERRED STOCK.......         -               162
                                                             --------         --------
NET INCOME TO COMMON SHAREHOLDERS.........................   $  4,870         $  4,478
                                                             ========         ========
WEIGHTED AVERAGE SHARES AND EQUIVALENTS...................     26,938           24,765
                                                             ========         ========

NET INCOME PER COMMON SHARE                                     $0.18            $0.18
                                                             ========         ========

                   American Management Systems, Incorporated

                        CONSOLIDATED REVENUES BY MARKET

                                   Unaudited

                                 (In thousands)


                                                      For the Quarter
                                                     Ending March 31,
                                                     1995       1994
                                                    -------    -------

Financial Services Institutions.................  $ 27,742    $ 18,485

Federal Government Agencies.....................    23,025      21,281

State and Local Governments and Education.......    20,093      18,710

Telecommunications Firms........................    42,254      21,662

Other Corporate Clients.........................     8,662       7,421
                                                  --------    --------
   Total Services and Products Revenues.........   121,776      87,559

Reimbursed Expenses Revenues....................    13,978      12,708
                                                  --------    --------

Total Revenues..................................  $135,754    $100,267
                                                  ========    ========

                   American Management Systems, Incorporated

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                    3/31/95
                  ASSETS                                           (Unaudited)   12/31/94
                                                                   -----------  ----------
CURRENT ASSETS
 Cash and Cash Equivalents.......................................    $ 20,669    $ 34,238
 Accounts and Notes Receivable...................................     149,653     141,089
 Prepaid Expenses and Other Current Assets.......................       7,666       6,669
                                                                     --------   ---------
                                                                      177,988     181,996

FIXED ASSETS
 Equipment.......................................................      56,184      52,697
 Furniture and Fixtures..........................................      12,659      12,044
 Leasehold Improvements..........................................      11,727      10,608
                                                                     --------    --------
                                                                       80,570      75,349
 Accumulated Depreciation and Amortization.......................     (49,039)    (46,674)
                                                                     --------    --------
                                                                       31,531      28,675

OTHER ASSETS
 Purchased and Developed Computer Software (Net of Accumulated
  Amortization of $44,182,000 and $41,094,000)...................      28,222      28,786
 Intangibles (Net of Accumulated Amortization of $1,706,000 and
  $1,581,000)....................................................       7,279       7,365
 Other Assets (Net of Accumulated Amortization of $3,513,000
  and $3,513,000)................................................       7,998       5,360
                                                                     --------    --------
                                                                       43,499      41,511
                                                                     --------    --------

TOTAL ASSETS.....................................................    $253,018    $252,182
                                                                     ========   =========

                   American Management Systems, Incorporated

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                          3/31/95
       LIABILITIES AND STOCKHOLDERS' EQUITY                                              (Unaudited)            12/31/94
                                                                                          ---------             --------
CURRENT LIABILITIES
 Notes Payable and Capitalized Lease Obligations.................................        $ 14,826              $   9,424
 Accounts Payable................................................................           8,190                  6,988
 Accrued Incentive Compensation..................................................           5,200                 17,134
 Other Accrued Compensation and Related Items....................................          19,403                 16,603
 Deferred Revenues...............................................................          23,000                 25,673
 Other Accrued Liabilities.......................................................           3,363                  3,896
 Income Taxes Payable............................................................              -                   1,778
                                                                                         --------              ---------
                                                                                           73,982                 81,496
 Deferred Income Taxes...........................................................          14,146                 11,047
                                                                                         --------              ---------
                                                                                           88,128                 92,543

NONCURRENT LIABILITIES
 Notes Payable and Capitalized Lease Obligations.................................          11,983                 12,933
 Other Accrued Liabilities.......................................................             735                    704
 Deferred Income Taxes...........................................................           7,714                  7,688
                                                                                         --------              ---------
                                                                                           20,432                 21,325
                                                                                         --------              ---------
TOTAL LIABILITIES................................................................         108,560                113,868


OTHER STOCKHOLDERS' EQUITY
 Preferred Stock ($0.10 Par Value, 1,500,000 Shares Authorized,
  None Issued or Outstanding)....................................................
 Common Stock ($0.01 Par Value, 40,000,000 Shares Authorized,
  32,334,603 and 32,201,104 Issued and 26,330,019 and
  26,196,520 Outstanding, Respectively)..........................................             323                    322
 Capital in Excess of Par Value..................................................          61,332                 60,341
 Retained Earnings...............................................................         117,453                112,583
 Currency Translation Adjustment.................................................          (1,072)                (1,354)
 Common Stock in Treasury, at Cost
  (6,004,584 and 6,004,584 Shares)...............................................         (33,578)               (33,578)
                                                                                         --------              ---------
                                                                                          144,458                138,314
                                                                                         --------              ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................................        $253,018               $252,182
                                                                                         ========               ========

                   American Management Systems, Incorporated

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Unaudited

                                 (In thousands)

                                                                               For the Quarter
                                                                              Ending March 31,
                                                                             1995       1994
                                                                          -------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income.....................................................          $  4,870   $  4,640
 Adjustments to Reconcile Net Income to Net
  Cash Provided (Used) in Operating Activities:
   Depreciation and Amortization................................             6,297      4,790
   Deferred Income Taxes........................................             3,125      3,051
   Provision for Doubtful Accounts..............................               400        350
   Changes in Assets and Liabilities:
       Increase in Accounts Receivable..........................            (8,964)   (10,390)
       Increase in Prepaid Expenses and Other
        Current Assets..........................................              (997)    (2,092)
       (Increase) Decrease in Other Assets......................            (2,784)        90
       Decrease in Accrued Incentive Compensation...............           (11,934)   (12,488)
       Increase (Decrease) in Accounts Payable and Other
        Accrued Compensation and Liabilities....................             3,500     (5,517)
       (Decrease) Increase in Deferred Revenue..................            (2,673)       420
       Decrease in Income Taxes Payable.........................            (1,778)      (174)
                                                                           --------  --------
   Net Cash Used in Operating Activities........................           (10,938)   (17,320)
                                                                          --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Fixed Assets......................................             (6,054)    (2,090)
 Purchase of Computer Software.................................               (749)      (383)
 Investment in Software Products...............................             (1,784)    (3,155)
 Other Investments and Intangibles.............................                105        (30)
 Proceeds from Sale of Furniture, Equipment, and
  Computer Software............................................                125         82
                                                                          --------   --------
   Net Cash Used in Investing Activities.......................             (8,357)    (5,576)
                                                                          --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings....................................................              5,402     10,237
 Payments on Borrowings........................................               (950)    (1,017)
 Proceeds from Common Stock Options Exercised..................                992      2,696
                                                                          --------   --------
   Net Cash Provided in Financing Activities...................              5,444     11,916

 Increase (Decrease) in Currency Translation Adjustment........                282         (3)
                                                                          --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS......................            (13,569)   (10,983)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............             34,238     15,600
                                                                          --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................           $ 20,669   $  4,617
                                                                          ========   ========

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
- ---------------------

     The following table sets forth for the periods indicated the percentage of revenues of major items in the Consolidated Statements of Operations and the percentage of change in such items from period to period.

                                                           Percentage of                 Period-to-
                                                           Total Revenues              Period Change
                                                           --------------             ---------------
                                                           Quarter Ended               Quarter Ended
                                                            March 31,                 March 31, 1995
                                                                                             vs.
                                                           1995    1994               March 31, 1994
                                                         ----------------             ----------------
Revenues
  Services and Products...............................     89.7%    87.3%                  39.1%
  Reimbursed Expenses.................................     10.3     12.7                   10.0
                                                          -----    -----
  Total...............................................    100.0    100.0                   35.4

Expenses
  Client Project Expenses.............................     55.8     55.9                   35.2
  Other Operating Expenses............................     31.6     28.8                   48.7
  Corporate Expenses..................................      6.6      7.4                   21.0
                                                          -----    -----
  Total...............................................     94.0     92.1                   38.3
Income from Operations................................      6.0      7.9                    1.9
Other (Income) Expense................................     (0.1)     0.1                 (270.5)
Income Before Income Taxes............................      6.1      7.8                    4.9
Income Taxes..........................................      2.5      3.2                    4.9
Net Income............................................      3.6      4.6                    5.0
Dividends and Accretion on Series B
 Preferred Stock......................................      -        0.2                 (100.0)
Net Income to Common Shareholders.....................      3.6      4.4                    8.8
Weighted Average Shares and Equivalents/1/............      -        -                      8.8
Net Income per Common Share/1/........................      -        -                      0.0



________________________________
/1/ Due primarily to the May 1994 conversion of preferred stock to common stock and the resulting increase in outstanding shares, net income per common share was $0.18, unchanged from the comparable 1994 period.

- ---------------------


      REVENUES

      Services and Products revenues ("S&P Revenues") increased 39% in the first quarter of 1995 compared to the first quarter of 1994, and all of the Company's target markets experienced revenue growth. S&P Revenues derived from business with non-US clients increased 139% (to $33.0 million) and accounted for 56% of the period-to-period increase. The Company expects S&P Revenues, for the year, to increase more in line with its historical annual rate of revenue growth.

      In the Financial Services Institutions target market, S&P Revenues in the first quarter of 1995 increased 50% (to $27.7 million) over the comparable 1994 period, owing principally to build-ups in business with clients who started large projects in the second half of 1994. The Company expects that, for the remainder of 1995, S&P Revenues in this market will continue to increase at a rate greater than the Company's overall revenue growth rate.

      S&P Revenues in the Federal Government Agencies target market increased 8% when compared to the first quarter of 1994. The Company expects S&P Revenues in this market, for the year, to increase at rates lower than the overall growth in total S&P Revenues.

      In the State and Local Governments and Education target market, S&P Revenues increased 7% compared to 1994. The Company expects S&P Revenue growth in this market, for the year, to be at a slower growth rate than the overall growth rate for 1995.

      In the Telecommunications market, S&P Revenues in the first quarter of 1995 increased 95% over the comparable 1994 period. This increase is mainly attributable to international business, which increased 190% to $24.0 million in S&P Revenues, while US business increased 35% to $18.2 million. The Company expects revenue growth in this market, for the year, to be ahead of that for the Company as a whole.

      S&P Revenues from Other Corporate Clients increased 17% during the first quarter of 1995, compared to 1994. This market includes business not covered by the Company's other markets and the Company expects S&P Revenues in this market to grow, during the remainder of 1995, at rates below that of the Company overall.

      EXPENSES

      Client Project Expenses increased 35% during the first quarter of 1995, compared to the first quarter of 1994, approximately the same as the increase in S&P Revenues.

      Other Operating Expenses increased 49%, compared to the 1994 period. This rate of increase is greater than that in S&P Revenues, due primarily to disproportionately greater increases in infrastructure costs, especially outside the US. Other Operating Expenses, for the year, should increase at a rate comparable to that of the S&P Revenue growth.

      Corporate Expenses increased 21% compared to the first quarter of 1994. The Company expects Corporate Expenses to continue to increase at rates slower than the overall revenue growth rates.

      OTHER (INCOME) EXPENSE

      Interest Expense increased 27% during the first quarter of 1995, due to increased borrowing by international subsidiaries under a line of credit agreement. For the remainder of 1995, Interest Expense will likely increase, but at a slower rate. Other Income, primarily interest income, increased 166% in the first quarter of 1995, owing to higher levels of investments in the US.


LIQUIDITY AND CAPITAL RESOURCES

      The Company provides for its operating cash requirements primarily through funds generated from operations, and using bank borrowings primarily for cash management with respect to the short term impact of certain cyclical uses, such as annual payments of incentive compensation. At March 31, 1995, the Company's cash and cash equivalents totaled $20.7 million down from $34.2 million at the end of 1994. Cash used in operating activities was $10.9 million due principally to payments made in the first quarter of the year for incentive compensation and other employee benefits and increases in accounts receivable. Additionally, the Company invested over $8.6 million in fixed assets and software purchases, and computer software development. The Company borrowed $5.4 million during the quarter for short-term borrowings by its European subsidiaries. Additionally the Company made approximately $1.0 million in debt repayments during the quarter and received approximately $1.0 million from employees, related to stock options being exercised. As previously reported, the Company has subcontracts with a prime contractor in the human services business. At March 31, 1995, the accounts receivable balance related to these subcontracts is approximately 11% of total accounts receivable. These amounts span four contracts which the prime contractor has with state/local government clients, in three different states.

      The Company has two line of credit facilities which it can use to generate working capital, for which the principal need is to finance the growth in accounts receivable. At March 31, 1995, the Company had $10.2 million outstanding under one of the line of credit agreements.

      At March 31, 1995, the Company's material unused source of liquidity consisted of approximately $28.8 million available under its revolving lines of credit. Also at March 31, 1995, the Company's debt-equity ratio, as measured by total liabilities divided by common stockholders' equity, was 0.75. At December 31, 1994, the debt-equity ratio was 0.82.

      The Company believes that its liquidity needs can be met from the resources described above.

                 PART II  OTHER INFORMATION REQUIRED IN REPORT
                          ------------------------------------


Item 1.     Legal Proceedings
            -----------------

            NONE.


Item 2.     Changes in Securities
            ---------------------

            NONE.


Item 3.     Defaults Upon Senior Securities
            -------------------------------

            NONE.


Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            NONE.


Item 5.     Other Information
            -----------------

            NONE.


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

       (a)  Exhibits

            NONE.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                AMERICAN MANAGEMENT SYSTEMS, INCORPORATED



Date:     May 15, 1995          /s/  Philip M. Giuntini
       ------------------       -----------------------------------------
                                Philip M. Giuntini, President



Date:     May 15, 1995          /s/  James E. Marshall
       ------------------       -----------------------------------------
                                James E. Marshall, Controller