Form 10-Q
period 1995-06-30
AMERICAN MANAGEMENT SYSTEMS INC
filed 1995-08-14
CIK 310624

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                  ----------

                                   FORM 10-Q


      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     ---
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30, 1995

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     ---
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        -----------------   -----------------


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

                              YES  X      NO
                                  ---        ---


As of August 9, 1995, 26,517,843 shares of common stock were outstanding.

                                   CONTENTS


                                                                       Page
                                                                       ----
Part I   Financial Information
         ---------------------

         Item 1.  Financial Statements.............................      1

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..............      7


Part II  Other Information Required in Report
         ------------------------------------

         Item 1.  Legal Proceedings................................     11

         Item 2.  Changes in Securities............................     11

         Item 3.  Defaults Upon Senior Securities..................     11

         Item 4.  Submission of Matters to a Vote of Security
                  Holders..........................................     11

         Item 5.  Other Information................................     12

         Item 6.  Exhibits and Reports on Form 8-K.................     12

                         PART I  FINANCIAL INFORMATION
                                 ---------------------

Item 1.  Financial Statements
         --------------------

     The information furnished in the accompanying Consolidated Statements of Operations, Consolidated Revenues by Market, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations and financial condition for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 1994, included in the American Management Systems, Incorporated (the "Company" or "AMS") Annual Report on Form 10-K (File No. 0-9233) filed with the Securities and Exchange Commission on March 30, 1995.

                   American Management Systems, Incorporated
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited
                      (In thousands except per share data)



                                              For the Quarter                For the Six Months
                                               Ended June 30,                  Ended June 30,
                                              1995      1994                  1995        1994
                                            --------   --------             --------    --------

REVENUES
 Services and Products.............         $140,591   $ 96,589             $262,367    $184,148
 Reimbursed Expenses...............           16,878     13,192               30,856      25,900
                                            --------   --------             --------    --------
                                             157,469    109,781              293,223     210,048
EXPENSES
 Client Project Expenses...........           90,582     59,314              166,360     115,368
 Other Operating Expenses..........           45,847     33,612               88,730      62,444
 Corporate Expenses................            9,403      6,524               18,393      13,952
                                            --------   --------             --------    --------
                                             145,832     99,450              273,483     191,764

INCOME FROM OPERATIONS.............           11,637     10,331               19,740      18,284

OTHER (INCOME) EXPENSE
 Interest Expense..................              383        320                  735         597
 Other Income......................             (230)       (68)                (732)       (257)
                                            --------   --------             --------    --------
                                                 153        252                    3         340

INCOME BEFORE INCOME TAXES.........           11,484     10,079               19,737      17,944
INCOME TAXES.......................            4,907      4,132                8,290       7,357
                                            --------   --------             --------    --------
NET INCOME.........................            6,577      5,947               11,447      10,587
DIVIDENDS AND ACCRETION ON
SERIES B PREFERRED STOCK...........                -        103                    -         266
                                            --------   --------             --------    --------
NET INCOME TO COMMON SHAREHOLDERS..         $  6,577   $  5,844             $ 11,447    $ 10,321
                                            ========   ========             ========    ========
WEIGHTED AVERAGE SHARES
AND EQUIVALENTS....................           27,025     25,599               26,982      25,382
                                            ========   ========             ========    ========
NET INCOME PER COMMON SHARE                    $0.24      $0.23                $0.42       $0.41
                                            ========   ========             ========    ========

                   American Management Systems, Incorporated
                        CONSOLIDATED REVENUES BY MARKET
                                   Unaudited
                                 (In thousands)




                                             For the Quarter      For the Six Months
                                              Ended June 30,        Ended June 30,
                                              1995      1994        1995      1994
                                            --------  --------    --------  --------

Financial Services Institutions...........  $ 31,571  $ 20,599    $ 59,313  $ 39,084

Federal Government Agencies...............    24,186    21,995      47,211    43,276

State and Local Government and Education..    26,059    20,496      46,152    39,206

Telecommunications Firms..................    50,509    26,784      92,763    48,446

Other Corporate Clients...................     8,266     6,715      16,928    14,136
                                            --------  --------    --------  --------

Total Services and Products Revenues......   140,591    96,589     262,367   184,148

Reimbursed Expenses Revenues..............    16,878    13,192      30,856    25,900
                                            --------  --------    --------  --------

Total Revenues............................  $157,469  $109,781    $293,223  $210,048
                                            ========  ========    ========  ========


                   American Management Systems, Incorporated
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                    6/30/95
                                                                 (Unaudited)     12/31/94
                                                                  ----------      ---------
                            ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents.....................................    $ 12,704      $  34,238
  Accounts and Notes Receivable.................................     176,910        141,089
  Prepaid Expenses and Other Current Assets.....................       6,974          6,669
                                                                    --------      ---------
                                                                     196,588        181,996

FIXED ASSETS
  Equipment.....................................................      59,673         52,697
  Furniture and Fixtures........................................      13,895         12,044
  Leasehold Improvements........................................      13,074         10,608
                                                                    --------      ---------
                                                                      86,642         75,349
  Accumulated Depreciation and Amortization.....................     (51,353)       (46,674)
                                                                    --------      ---------
                                                                      35,289         28,675

OTHER ASSETS
  Purchased and Developed Computer Software (Net of Accumulated
   Amortization of $46,710,000 and $41,094,000).................      28,048         28,786
  Intangibles (Net of Accumulated Amortization of $1,832,000 and
   $1,581,000)..................................................       7,145          7,365
  Other Assets (Net of Accumulated Amortization of $4,110,000
   and $3,513,000)..............................................       4,875          5,360
                                                                    --------      ---------
                                                                      40,068         41,511
                                                                    --------      ---------
TOTAL ASSETS....................................................    $271,945      $ 252,182
                                                                    ========      =========


                   American Management Systems, Incorporated
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    6/30/95
                                                                  (Unaudited)      12/31/94
                                                                  -----------      --------
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes Payable and Capitalized Lease Obligations...............    $ 20,222      $   9,424
  Accounts Payable..............................................      10,277          6,988
  Accrued Incentive Compensation................................       8,779         17,134
  Other Accrued Compensation and Related Items..................      23,350         16,603
  Deferred Revenues.............................................      18,515         25,673
  Other Accrued Liabilities.....................................       3,543          3,896
  Income Taxes Payable..........................................           -          1,778
                                                                    --------      ---------
                                                                      84,686         81,496
  Deferred Income Taxes.........................................      14,301         11,047
                                                                    --------      ---------
                                                                      98,987         92,543
NONCURRENT LIABILITIES
  Notes Payable and Capitalized Lease Obligations...............      10,667         12,933
  Other Accrued Liabilities.....................................         714            704
  Deferred Income Taxes.........................................       7,714          7,688
                                                                    --------      ---------
                                                                      19,095         21,325
                                                                    --------      ---------
TOTAL LIABILITIES...............................................     118,082        113,868

OTHER STOCKHOLDERS' EQUITY
  Preferred Stock ($0.10 Par Value, 1,500,000 Shares Authorized,
   None Issued or Outstanding)..................................
  Common Stock ($0.01 Par Value, 100,000,000 Shares Authorized,
   32,389,787 and 32,201,104 Issued and 26,504,829 and
   26,196,520 Outstanding, Respectively)........................         324            322
  Capital in Excess of Par Value................................      61,841         60,341
  Retained Earnings.............................................     124,030        112,583
  Currency Translation Adjustment...............................        (829)        (1,354)
  Common Stock in Treasury, at Cost
   (5,884,958 and 6,004,584 Shares).............................     (31,503)       (33,578)
                                                                    --------      ---------
                                                                     153,863        138,314
                                                                    --------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $271,945      $ 252,182
                                                                    ========      =========

                   American Management Systems, Incorporated
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                 (In thousands)

                                                                            For The Six Months Ended
                                                                                    June 30,
                                                                              1995           1994
                                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income..........................................................       $ 11,447       $ 10,587
 Adjustments to Reconcile Net Income to Net
  Cash Provided (Used) by Operating Activities:
   Depreciation and Amortization.....................................         12,186          9,919
   Deferred Income Taxes.............................................          3,280          3,266
   Provision for Doubtful Accounts...................................            800            700
   Changes in Assets and Liabilities:
    Increase in Trade Receivables....................................        (36,621)       (34,125)
    (Increase) Decrease in Prepaid Expenses and Other Current Assets.           (305)         2,344
    Decrease (Increase) in Other Assets..............................            337           (197)
    Decrease in Accrued Incentive Compensation.......................         (5,455)        (9,827)
    Increase in Accounts Payable and Other Accrued Compensation
     and Other Accrued Liabilities ..................................          9,693          6,299
    (Decrease) Increase in Deferred Revenue..........................         (7,158)            11
    Decrease in Income Taxes Payable.................................         (1,778)          (174)
                                                                            --------       --------
   Net Cash Used by Operating Activities.............................        (13,574)       (11,197)
                                                                            --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Fixed Assets............................................        (13,085)        (6,247)
 Purchase of Computer Software.......................................         (1,238)          (697)
 Investment in Software Products.....................................         (3,654)        (5,487)
 Increase in Other Investments.......................................            115           (144)
 Proceeds from Sale of Fixed Assets and Purchased Computer Software..            168             93
                                                                            --------       --------
   Net Cash Used by Investing Activities.............................        (17,694)       (12,482)
                                                                            --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings..........................................................         10,798         11,633
 Payments on Borrowings..............................................         (2,266)        (2,167)
 Proceeds from Common Stock Options Exercised........................          1,503          3,095
 Payments to Acquire Treasury Stock..................................           (826)             -
 Dividends Paid on Preferred Stock...................................                          (288)
                                                                            --------       --------
    Net Cash Provided by Financing Activities........................          9,209         12,273
 Decrease in Currency Translation Adjustment.........................            525            248
                                                                            --------       --------
NET DECREASE IN CASH AND CASH EQUIVALENTS............................        (21,534)       (11,158)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................         34,238         15,600
                                                                            --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................       $ 12,704       $  4,442
                                                                            ========       ========
NON-CASH OPERATING AND FINANCING ACTIVITIES:
 Treasury Stock Utilized to Satisfy Accrued Incentive Compensation
  Liability..........................................................       $  2,900       $    600
 Conversion of Preferred Stock to Common Stock.......................                      $  8,478

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------


Results of Operations
---------------------

  The following table sets forth for the periods indicated the percentage of revenues of major items in the Consolidated Statements of Operations and the percentage of change in such items from period to period.



                                            Percentage of            Period-to-Period Change
                                            Total Revenues       --------------------------------
                                           -----------------     Quarter Ended   Six Months Ended
                                             Quarter Ended       June 30, 1995     June 30, 1995
                                                June 30,               vs.               vs.
                                            1995       1994      June 30, 1994     June 30, 1994
                                           ------     ------     --------------  ----------------
Revenues
  Services and Products..................   89.3%      88.0%          45.6%             42.5%
  Reimbursed Expenses....................   10.7       12.0           27.9              19.1
                                           -----      -----
  Total..................................  100.0      100.0           43.4              39.6

Expenses
  Client Project Expenses................   57.5       54.0           52.7              44.2
  Other Operating Expenses...............   29.1       30.6           36.4              42.1
  Corporate Expenses.....................    6.0        5.9           44.1              31.8
                                           -----      -----
  Total..................................   92.6       90.5           46.6              42.6
Income from Operations...................    7.4        9.5           12.6               8.0
Other (Income) Expense...................    0.1        0.2          (39.3)            (99.1)
Income Before Income Taxes...............    7.3        9.3           13.9              10.0
Income Taxes.............................    3.1        3.8           18.8              12.7
Net Income...............................    4.2        5.5           10.6               8.1
Dividends and Accretion on Series B
 Preferred Stock.........................    0.0        0.1         (100.0)           (100.0)
Net Income to Common Shareholders........    4.2        5.4           12.5              10.9
Weighted Average Shares and Equivalents..      -          -            5.6               6.3
Net Income per Common Share..............      -          -            4.3               2.4

Results of Operations (cont'd.)
---------------------


  REVENUES

  Services and Products revenues ("S&P Revenues") increased 46% in the second quarter and 43% for the first six months of 1995 compared to the same 1994 periods, with revenue growth in both the quarter and the half in all of the Company's target markets. S&P Revenues derived from business with non-US clients increased approximately 135% during both the second quarter (to $40.2 million) and the first half (to $73.2 million) and accounted for approximately 54% of the total S&P Revenue increases. The Company expects S&P Revenues for the year to increase at a rate slower than that experienced in the first half, although greater than its historical annual rate of revenue growth.

  In the Financial Services Institutions target market, S&P Revenues increased 53% in the second quarter and 52% in the first half of 1995 (to $31.6 millon and $59.3 million, respectively) over the comparable 1994 periods, owing principally to build-ups in business with clients who started large projects in the second half of 1994. The Company expects that S&P Revenues in this market for the year will increase at a rate comparable to the Company's overall revenue growth rate.

  S&P Revenues in the Federal Government Agencies target market increased 10% for the quarter and 9% for the half (to $24.2 million and $47.2 million, respectively) when compared to the same 1994 periods. The Company expects S&P Revenues in this market for the year to continue to increase, but at rates lower than the overall growth in total S&P Revenues.

  In the State and Local Government and Education target market, S&P Revenues increased 27% during the quarter and 18% during the half, compared to 1994, principally due to the completion, during the second quarter, of a performance based contract, which was being accounted for under the completed contracts method. The Company expects S&P Revenue growth in this market for the year to be at a slower growth rate than the Company's overall growth rate for 1995.

  With Telecommunications Firms, S&P Revenues increased 89% in the second quarter and 92% in the first six months of 1995 over the comparable 1994
periods.   This increase is mainly attributable to business with non-US clients, which increased 167% (to $30.2 million) in the quarter, and 177% to ($54.3 million) in the half. The Company expects revenue growth in this market for the year to continue to outpace that of the Company as a whole.

  S&P Revenues from Other Corporate Clients increased 23% during the second quarter and 20% during the first six months of 1995, compared to 1994. This market grouping includes business not covered by the Company's other markets, including business which may at some point be treated as a separate target market. The Company expects S&P Revenues in this market to grow, for the year as a whole, at rates below that of the Company overall.

  EXPENSES

  Client Project Expenses increased 53% during the second quarter and 44% during the first six months of 1995, compared to the same 1994 periods. While the second quarter increase was greater than the increase in S&P Revenues, due principally to assimilating new staff onto client projects, the six month increase was approximately the same as the increase in S&P Revenues. The Company expects these expenses for the year to be in line with the S&P Revenue growth of the Company.

  Other Operating Expenses increased 36% in the quarter and 42% for the half, compared to the same 1994 periods. These rates of increase are in line with the increases in S&P Revenues and, for the year, should increase at a rate comparable to that of the S&P Revenue growth.

  Corporate Expenses increased 44% and 32% during the quarter and first half, respectively, compared to the same 1994 periods. The Company expects Corporate Expenses for the year to increase at rates slower than the overall revenue growth rates.

  OTHER (INCOME) EXPENSE

  Interest Expense increased 20% during the second quarter and 23% during the first half of 1995, due to increased borrowing by certain of the Company's non-US subsidiaries under a line of credit agreement. For the remainder of 1995, Interest Expense will likely increase at greater rates, as the Company, during the third quarter of 1995, has entered into agreements to finance $15 million of new term debt. Other Income, primarily interest, increased 238% in the second quarter and 185% for the half, owing to higher levels of investments and higher interest rates in the US.


LIQUIDITY AND CAPITAL RESOURCES

  The Company provides for its operating cash requirements primarily through funds generated from operations, and using bank borrowings primarily for cash management with respect to the short term impact of certain cyclical uses, such as annual payments of incentive compensation, and to finance certain capital acquisitions. At June 30, 1995, the Company's cash and cash equivalents totaled $12.7 million, down from $34.2 million at the end of 1994. Cash used in operating activities was $13.6 million due principally to payments made in the first quarter of the year for incentive compensation and other employee benefits and increases in accounts receivable. Additionally, the Company invested over $17.7 million in fixed assets and software purchases, and computer software development. The Company borrowed $10.8 million during the first half for short-term borrowings by its European subsidiaries. The Company also made approximately $2.3 million in debt repayments during the first half and received approximately $1.5 million from the exercise of employee stock options. As previously reported, the Company has subcontracts with a prime contractor in the human services business. At June 30, 1995, the accounts receivable related to these subcontracts was approximately 10% of total accounts receivable. These amounts span four contracts which the prime contractor has with state/local government clients, in three different states.

  The Company has two line of credit facilities which it can use to generate working capital, for which the principal need is to finance the growth in accounts receivable. At June 30, 1995, the Company had $15.6 million outstanding under the line of credit agreements.

  At June 30, 1995, the Company's material unused source of liquidity consisted of approximately $23.4 million available under its revolving lines of credit. Also at June 30, 1995, the Company's debt-equity ratio, as measured by total liabilities divided by common stockholders' equity, was 0.77. At December 31, 1994, the debt-equity ratio was 0.82.

  During the third quarter of 1995, the Company entered into two long term financing agreements, totalling $15.0 million. This financing was used principally to replace the working capital expended during the first six months for purchases of fixed assets.

  The Company believes that its liquidity needs can be met from the resources described above.

                 PART II  OTHER INFORMATION REQUIRED IN REPORT
                          ------------------------------------


Item 1.  Legal Proceedings
         -----------------

         On July 20, 1995, Andersen Consulting LLP ("Andersen") sued AMS in the United States District Court for the Southern District of New York claiming that
(1) a 1993 AMS proposal to a state government for tax management services infringed Andersen's copyright in a detail design prepared jointly by Andersen and AMS for a local government client; and (2) the description of services in AMS's proposal causes Andersen to believe that AMS has disclosed certain of Andersen's trade secrets in performing the contract awarded to AMS pursuant to the 1993 proposal. Andersen seeks injunctive relief and damages of $20 million. A hearing was held on July 26, 1995 on Andersen's motion for a preliminary injunction. As of the filing of this Form 10-Q, no decision has been rendered.

         Andersen filed the suit without any prior consultation with AMS about the facts underlying Andersen's allegations. AMS's opposition to Andersen's request for injunctive relief demonstrates AMS's belief that no trade secret protection could exist in the concepts cited by Andersen and that AMS has utilized no confidential information of Andersen. AMS is vigorously contesting Andersen's claims.


Item 2.  Changes in Securities
         ---------------------

         NONE.


Item 3.  Defaults Upon Senior Securities
         -------------------------------

         NONE.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     (a) The regular annual meeting of stockholders of the Company was held in Fairfax, Virginia on May 18, 1995 for the purposes of electing the board of directors and voting on the proposals described below.

     (b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and the regulations promulgated thereunder, and there was no solicitation in opposition to management's solicitations. All of management's nominees for director were elected.

     (c) Four proposals were submitted to a vote of stockholders as follows:

         (1) The stockholders approved the election of the following persons as directors of the Company:

             Name                        For       Withheld
             ----------------------   ----------   --------
             Paul A. Brands           20,082,579   618,519
             Philip M. Giuntini       20,082,579   618,519
             Charles O. Rossotti      20,073,984   627,114
             Patrick W. Gross         20,082,084   619,014
             Frederic V. Malek        20,342,122   358,976
             Frank A. Nicolai         20,082,039   619,059
             Daniel J. Altobello      20,338,407   362,691
             Steven R. Fenster        20,346,979   354,119
             Dorothy Leonard-Barton   20,346,829   354,269
             James J. Forese          20,082,579   618,519

         (2) The stockholders approved with 15,680,801 affirmative votes, 4,984,654 negative votes, 35,643 abstentions, and no broker non-votes, the proposal to amend the Restated Certificate of Incorporation, as amended, increasing the authorized number of shares of common stock.

         (3) The stockholders approved with 17,755,074 affirmative votes, 1,176,531 negative votes, 61,830 abstentions, and no broker non-votes the proposal to adopt an amended 1992 Amended and Restated Stock Option Plan E.

         (4) The stockholders approved with 18,674,457 affirmative votes, 269,248 negative votes, 49,730 abstentions, and no broker non-votes, the proposal to establish the Outside Directors Stock-for-Fees Plan.


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



                                AMERICAN MANAGEMENT SYSTEMS, INCORPORATED



Date:     August 14, 1995       /s/  Philip M. Giuntini
       ---------------------    ------------------------------------------
                                Philip M. Giuntini, President


Date:     August 14, 1995       /s/  James E. Marshall
       ---------------------    -------------------------------------------
                                James E. Marshall, Controller