Form 10-Q
period 1995-09-30
AMERICAN MANAGEMENT SYSTEMS INC
filed 1995-11-14
CIK 310624

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                  ----------

                                   FORM 10-Q


             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---  OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended September 30, 1995

                                      OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---  OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from _______ to _______


                           Commission File No. 0-9233


                   American Management Systems, Incorporated
             (Exact name of registrant as specified in its charter)


State or Other Jurisdiction of                   I.R.S. Employer
Incorporation or Organization: Delaware          Identification No.: 54-0856778


                                4050 Legato Road
                           Fairfax, Virginia   22033
                    (Address of principal executive office).


Registrant's Telephone No., Including Area Code:                (703) 267-8000



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


As of November 9, 1995, 26,610,332 shares of common stock were outstanding.

                                    CONTENTS


                                                                        Page
                                                                        ----


Part I   Financial Information
         ---------------------

         Item 1. Financial Statements...................................   1

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................   7



Part II  Other Information Required in Report
         ------------------------------------

         Item 1. Legal Proceedings......................................  11

         Item 2. Changes in Securities..................................  11

         Item 3. Defaults Upon Senior Securities........................  11

         Item 4. Submission of Matters to a Vote of Security Holders....  11

         Item 5. Other Information......................................  11

         Item 6. Exhibits and Reports on Form 8-K.......................  11

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

                   American Management Systems, Incorporated
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited
                      (In thousands except per share data)

                                       For the Quarter      For the Nine Months
                                     Ended September 30,    Ended September 30,
                                       1995       1994        1995       1994
                                    ----------  ---------  ----------  ---------
REVENUES
 Services and Products.............  $143,774   $107,419    $406,141   $291,567
 Reimbursed Expenses...............    18,924     11,713      49,780     37,613
                                     --------   --------    --------   --------
                                      162,698    119,132     455,921    329,180
EXPENSES
 Client Project Expenses...........    92,678     62,605     259,038    177,973
 Other Operating Expenses..........    44,716     36,874     133,446     99,318
 Corporate Expenses................    12,092      9,628      30,485     23,580
                                     --------   --------    --------   --------
                                      149,486    109,107     422,969    300,871

INCOME FROM OPERATIONS.............    13,212     10,025      32,952     28,309

OTHER (INCOME) EXPENSE
 Interest Expense..................       501        345       1,236        942
 Other (Income) Expense............      (274)      (131)     (1,006)      (388)
                                     --------   --------    --------   --------
                                          227        214         230        554

INCOME BEFORE INCOME TAXES.........    12,985      9,811      32,722     27,755
INCOME TAXES.......................     5,453      4,023      13,743     11,380
                                     --------   --------    --------   --------
NET INCOME.........................     7,532      5,788      18,979     16,375
DIVIDENDS AND ACCRETION ON
SERIES B PREFERRED STOCK...........         -          -           -        266
                                     --------   --------    --------   --------
NET INCOME TO COMMON SHAREHOLDERS..  $  7,532   $  5,788    $ 18,979   $ 16,109
                                     ========   ========    ========   ========
WEIGHTED AVERAGE SHARES
AND EQUIVALENTS....................    27,242     26,588      27,069     25,650
                                     ========   ========    ========   ========
NET INCOME PER COMMON SHARE........  $   0.28   $   0.22    $   0.70   $   0.63
                                     ========   ========    ========   ========

                   American Management Systems, Incorporated
                        CONSOLIDATED REVENUES BY MARKET
                                   Unaudited
                                 (In thousands)

                                              For the Quarter     For the Nine Months
                                            Ended September 30,   Ended September 30,
                                             1995       1994       1995       1994
                                           ---------  ---------  ---------  ---------
Financial Services Institutions........     $ 34,663   $ 24,323   $ 93,976   $ 63,407

Federal Government Agencies............       25,192     22,757     72,403     66,033

State and Local Government and
 Education.............................       21,998     21,409     68,150     60,615

Telecommunications Firms...............       53,920     34,170    146,683     82,616

Other Corporate Clients................        8,001      4,760     24,929     18,896
                                            --------   --------   --------   --------

Total Services and Products Revenues...      143,774    107,419    406,141    291,567

Reimbursed Expenses Revenues...........       18,924     11,713     49,780     37,613
                                            --------   --------   --------   --------

Total Revenues.........................     $162,698   $119,132   $455,921   $329,180
                                            ========   ========   ========   ========

                   American Management Systems, Incorporated
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          9/30/95
   ASSETS                                               (Unaudited)   12/31/94
                                                        ----------   ----------
CURRENT ASSETS
 Cash and Cash Equivalents............................    $ 35,542     $ 34,238
 Accounts and Notes Receivable........................     187,993      141,089
 Prepaid Expenses and Other Current Assets............       5,467        6,669
                                                          --------     --------
                                                           229,002      181,996

FIXED ASSETS
 Equipment............................................      46,342       52,697
 Furniture and Fixtures...............................      13,249       12,044
 Leasehold Improvements...............................      11,350       10,608
                                                          --------     --------
                                                            70,941       75,349
 Accumulated Depreciation and Amortization............     (34,038)     (46,674)
                                                          --------     --------
                                                            36,903       28,675

OTHER ASSETS
 Purchased and Developed Computer Software (Net of
  Accumulated Amortization of $44,212,000
  and $41,094,000)....................................      33,257       28,786
 Intangibles (Net of Accumulated Amortization of
  $1,957,000 and $1,581,000)..........................       7,012        7,365
 Other Assets (Net of Accumulated Amortization of
  $4,113,000 and $3,513,000)..........................       7,365        5,360
                                                          --------     --------
                                                            47,634       41,511
                                                          --------     --------
TOTAL ASSETS..........................................    $313,539     $252,182
                                                          ========     ========

                   American Management Systems, Incorporated
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                         9/30/95
   LIABILITIES AND STOCKHOLDERS' EQUITY                (Unaudited)    12/31/94
                                                       ----------    ----------
CURRENT LIABILITIES
 Notes Payable and Capitalized Lease Obligations.....    $ 29,625      $  9,424
 Accounts Payable....................................      11,982         6,988
 Accrued Incentive Compensation......................      16,778        17,134
 Other Accrued Compensation and Related Items........      27,772        16,603
 Deferred Revenues...................................      19,175        25,673
 Other Accrued Liabilities...........................       2,580         3,896
 Income Taxes Payable................................           -         1,778
                                                         --------      --------
                                                          107,912        81,496
 Deferred Income Taxes...............................      13,321        11,047
                                                         --------      --------
                                                          121,233        92,543
NONCURRENT LIABILITIES
 Notes Payable and Capitalized Lease Obligations.....      22,106        12,933
 Other Accrued Liabilities...........................         677           704
 Deferred Income Taxes...............................       7,722         7,688
                                                         --------      --------
                                                           30,505        21,325
                                                         --------      --------
TOTAL LIABILITIES....................................     151,738       113,868

OTHER STOCKHOLDERS' EQUITY
 Preferred Stock ($0.10 Par Value, 4,000,000 Shares
  Authorized, None Issued or Outstanding)............
 Common Stock ($0.01 Par Value, 100,000,000 Shares
  Authorized, 32,428,148 and 32,201,104 Issued and
  26,543,190 and 26,196,520 Outstanding,
  Respectively)......................................         324           322
 Capital in Excess of Par Value......................      62,183        60,341
 Retained Earnings...................................     131,562       112,583
 Currency Translation Adjustment.....................        (765)       (1,354)
 Common Stock in Treasury, at Cost
  (5,884,958 and 6,004,584 Shares)...................     (31,503)      (33,578)
                                                         --------      --------
                                                          161,801       138,314
                                                         --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........    $313,539      $252,182
                                                         ========      ========

                   American Management Systems, Incorporated
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                 (In thousands)

                                                                       For The Nine Months Ended
                                                                             September 30,
                                                                          1995           1994
                                                                      -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.........................................................    $ 18,979      $ 16,375
  Adjustments to Reconcile Net Income to Net
   Cash Provided (Used) by Operating Activities:
      Depreciation and Amortization..................................      21,932        15,214
      Deferred Income Taxes..........................................       2,308         3,825
      Provision for Doubtful Accounts................................       1,200         1,100
      Changes in Assets and Liabilities:
         Increase in Trade Receivables...............................     (48,104)      (45,591)
         Decrease in Prepaid Expenses and Other Current Assets.......       1,202         2,891
         Increase in Other Assets..................................        (5,745)       (1,277)
         Increase (Decrease) in Accrued Incentive Compensation.......       2,544        (3,082)
         Increase in Accounts Payable, Other Accrued
          Compensation, and Other Accrued Liabilities................      14,820         5,413
         (Decrease) Increase in Deferred Revenue.....................      (6,498)          125
         Decrease in Income Taxes Payable............................      (1,778)         (174)
                                                                         --------      --------
      Net Cash Provided (Used) by Operating Activities...............         860        (5,181)
                                                                         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Fixed Assets...........................................     (18,388)      (11,204)
  Purchase of Computer Software......................................      (1,779)       (1,188)
  Investment in Software Products....................................     (10,914)       (7,720)
  Increase in Other Investments......................................         254          (102)
  Proceeds from Sale of Furniture, Equipment, and
   Computer Software.................................................         289           165
                                                                         --------      --------
      Net Cash Used by Investing Activities..........................     (30,538)      (20,049)
                                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings.........................................................      33,058        10,900
  Payments on Borrowings.............................................      (3,684)       (3,151)
  Proceeds from Common Stock Options Exercised.......................       1,844         4,482
  Payments to Acquire Treasury Stock.................................        (826)            -
  Dividends Paid to Preferred Shareholders...........................           -          (288)
                                                                         --------      --------
      Net Cash Provided by Financing Activities......................      30,392        11,943
  Decrease in Currency Translation Adjustment........................         590           432
                                                                         --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................       1,304       (12,855)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................      34,238        15,600
                                                                         --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................    $ 35,542      $  2,745
                                                                         ========      ========
NON-CASH OPERATING AND FINANCIAL ACTIVITIES:
  Treasury Stock Utilized to Satisfy Accrued Incentive Compensation
   Liability.........................................................    $  2,900      $    600

  Conversion of Preferred Stock to Common Stock......................           -      $  8,478

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------


Results of Operations
---------------------

  The following table sets forth for the periods indicated the percentage of revenues of major items in the Consolidated Statements of Operations and the percentage of change in such items from period to period, excluding percentage changes in deminimus dollar amounts.

                                                    Percentage of              Period-to-Period Change
                                                    Total Revenues     ---------------------------------------
                                                   ----------------       Quarter Ended     Nine Months Ended
                                                     Quarter Ended     September 30, 1995   September 30, 1995
                                                     September 30,             vs.                  vs.
                                                     1995     1994     September 30, 1994   September 30, 1994
                                                     ----     ----     ------------------   ------------------
Revenues
  Services and Products...........................    88.4%   90.2%            33.8%                39.3%
  Reimbursed Expenses.............................    11.6     9.8             61.6                 32.3
                                                     -----   -----
  Total...........................................   100.0   100.0             36.6                 38.5

Expenses
  Client Project Expenses.........................    57.0    52.6             48.0                 45.5
  Other Operating Expenses........................    27.5    31.0             21.3                 34.4
  Corporate Expenses..............................     7.4     8.1             25.6                 29.3
                                                     -----   -----
  Total...........................................    91.9    91.7             37.0                 40.6
Income from Operations............................     8.1     8.3             31.8                 16.4
Other (Income) Expense............................     0.1     0.2              6.1                (58.5)
Income Before Income Taxes........................     8.0     8.1             32.4                 17.9
Income Taxes......................................     3.4     3.4             35.5                 20.8
Net Income........................................     4.6     4.7             30.1                 15.9
Dividends and Accretion on Series B
 Preferred Stock..................................     0.0     0.0              0.0               (100.0)
Net Income to Common Shareholders.................     4.6     4.7             30.1                 17.8
Weighted Average Shares and Equivalents...........       -       -              2.5                  5.5
Earnings per Share................................       -       -             27.3                 11.1

---------------------

  Revenues

  Services and Products revenues ("S&P Revenues") increased 34% in the third quarter and 39% for the first nine months of 1995 compared to the same 1994 periods, and all of the Company's target markets experienced revenue growth in both the quarter and the nine month period. S&P Revenues derived from business with non-US clients increased approximately 59% during the third quarter (to $44.0 million) and 101% during the first nine months (to $117.3 million) and accounted for approximately 45% of the third quarter and 51% of the nine month S&P Revenue increases.

  In the Financial Services Institutions target market, S&P Revenues increased 43% in the third quarter and 48% in the first nine months of 1995 (to $34.6 millon and $94.0 million, respectively) over the comparable 1994 periods, owing principally to build-ups in business with clients who started large projects in the second half of 1994. The Company expects that S&P Revenues in this market for the year will increase at approximately the same rate as the Company's overall revenue growth rate.

  S&P Revenues in the Federal Government Agencies target market increased approximately 10% for both the quarter and the first nine months (to $25.2 million and $72.4 million, respectively) when compared to the same 1994 periods. The Company expects S&P Revenues in this market for the year to continue to increase, but at rates lower than the overall growth in total S&P Revenues.

  In the State and Local Government and Education target market, S&P Revenues increased 3% during the quarter and 12% during the nine months, compared to 1994. The nine-month increase was principally due to the completion, during the second quarter of 1995, of a performance-based contract with a client, which was being accounted for under the completed contracts method. The Company expects S&P Revenue growth in this market for the year to be at a slower growth rate than the Company's overall growth rate for 1995.

  In the Telecommunications market, S&P Revenues increased 58% in the third quarter and 78% in the first nine months of 1995 over the comparable 1994 periods. This increase is mainly attributable to international business, which increased 59% to $34.1 million in S&P Revenues in the quarter, and 115% to $88.4 million in the first nine months. The Company expects revenue growth in this market for the year to continue to outpace that of the Company as a whole.

  S&P Revenues from Other Corporate Clients increased 68% during the third quarter and 32% during the first nine months of 1995, compared to 1994. This market grouping includes business not covered by the Company's other markets, including business which may at some point be treated as a separate target market. The Company expects S&P Revenues in this market to grow, for the year as a whole, at rates below that of the Company overall.

  Expenses

  Client Project Expenses increased 48% during the third quarter and 46% during the first nine months of 1995, compared to the same 1994 periods. These expenses increased at rates greater than S&P Revenues, due principally to assimilating new staff onto client projects. The Company expects these expenses for the year to increase at rates greater than the S&P Revenue growth of the Company.

  Other Operating Expenses increased 21% in the quarter and 34% for the first nine months, compared to the same 1994 periods. The nine month rate of increase is in line with the increase in S&P Revenues, and the Company expects these expenses for the year to increase at a rate below that of the S&P Revenue growth, owing primarily to a leveling of certain expenses in the second half of the year.

  Corporate Expenses increased 26% and 29% during the quarter and the first nine months, respectively, compared to the third quarter and the first nine months of 1994. The Company expects Corporate Expenses to continue to increase at rates slower than the overall revenue growth rates.

  Other (Income) Expense

  Interest Expense increased 45% during the third quarter and 31% during the first nine months of 1995, due to increased borrowing by international subsidiaries under a line of credit agreement and additional term debt borrowings during the third quarter of 1995. Other Income, primarily interest income, increased 109% in the third quarter and 159% for the first nine months of 1995, owing to higher levels of investments and higher interest rates in the US.


LIQUIDITY AND CAPITAL RESOURCES

  The Company provides for its operating cash requirements primarily through funds generated from operations, and using bank borrowings primarily for cash management with respect to the short term impact of certain cyclical uses, such as annual payments of incentive compensation and financing capital acquisitions. At September 30, 1995, the Company's cash and cash equivalents totaled $35.5 million, up from $34.2 million at the end of 1994. Cash provided from operating activities was $0.9 million due principally to payments made in the first quarter of the year for incentive compensation and other employee benefits and increases in accounts receivable. Additionally, the Company invested over $31.1 million in fixed assets and software purchases, and computer software development. The Company borrowed an additional $33.1 million during the first nine months; $18.1 million for short-term borrowings by its European subsidiaries, and $15.0 million in long-term term debts. Additionally, the Company made approximately $3.7 million in debt repayments during the first nine months and received approximately $1.8 million from employees, related to stock options being exercised. As previously reported, the Company has subcontracts with a prime contractor in the human services business. At September 30, 1995, the accounts receivable balance related to these subcontracts is approximately 9% of total accounts receivable. These amounts span four contracts which the prime contractor has with state/local government clients, in three different states.

  The Company has two line of credit facilities which it can use to generate working capital, for which the principal need is to finance the growth in accounts receivable. At September 30, 1995, the Company had $22.8 million outstanding under one of the line of credit agreements.

  At September 30, 1995, the Company's material unused source of liquidity consisted of approximately $16.2 million available under its revolving lines of credit. Also at September 30, 1995, the Company's debt-equity ratio, as measured by total liabilities divided by common stockholders' equity, was 0.94. At December 31, 1994, the debt-equity ratio was 0.82.

  The Company believes that its liquidity needs can be met from the resources described above.

                 Part II  OTHER INFORMATION REQUIRED IN REPORT
                          ------------------------------------


Item 1.  Legal Proceedings
         -----------------

         As reported in AMS's Form 10-Q for the quarter ended June 30, 1995 and filed August 14, 1995, Andersen Consulting LLP ("Andersen") sued AMS on July 20, 1995 claiming copyright infringement and appropriation of trade secrets, and seeking injunctive relief as well as damages. On August 25, 1995 the United States District Court for the Southern District of New York, in which the suit is pending, denied Andersen's request for a preliminary injunction based on Andersen's delay in filing suit.

         AMS has vigorously contested Andersen's claims. On August 30, 1995, AMS served its answer together with counterclaims against Andersen. In its answer, AMS has denied any liability to Andersen. AMS believes that no trade secret protection exists in the concepts cited by Andersen and that AMS has utilized no confidential information of Andersen. AMS has claimed that Andersen defamed AMS and attempted to interfere with AMS's contracts and opportunities by disseminating false statements regarding AMS.


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



                               AMERICAN MANAGEMENT SYSTEMS, INCORPORATED



Date:  November 14, 1995       /s/  Philip M. Giuntini
       -----------------       ------------------------------------------
                               Philip M. Giuntini, President



Date:  November 14, 1995       /s/  James E. Marshall
       -----------------       ------------------------------------------
                               James E. Marshall, Controller