Form 10-K405
period 1995-12-31
AMERICAN MANAGEMENT SYSTEMS INC
filed 1996-04-01
CIK 310624

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549
                              _________________

                                   FORM 10-K

      X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    -----
           EXCHANGE  ACT OF 1934

           For the Fiscal Year Ended December 31, 1995

                                       OR

    _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the Transition Period From:______________ To: ____________

                         Commission File No.:  0-9233

                   AMERICAN MANAGEMENT SYSTEMS, INCORPORATED
            (Exact name of registrant as specified in its charter)

State of Incorporation:  Delaware             I.R.S. Employer
                                              Identification No.:  54-0856778


                               4050 Legato Road
                           Fairfax, Virginia 22033

                    (Address of principal executive office)


Registrant's Telephone No., Including Area Code:  (703) 267-8000

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock
                                                             Par Value $0.01

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X      No  ____
                                  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 22, 1996 was $962,365,740.

As of March 22, 1996, 40,471,879 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


     1. Pursuant to Form 10-K General Instruction G(2), registrant hereby incorporates by reference those portions of the American Management Systems, Incorporated 1995 Financial Report necessary to respond to items 5, 6, 7, and 8 of this Form 10-K.

     2. Pursuant to Form 10-K General Instruction G(3), registrant hereby incorporates by reference those portions of the American Management Systems, Incorporated definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 1996 necessary to respond to items 10, 11, 12, and 13 of this Form 10-K.

                                    CONTENTS

                                                                                    Page
                                                                                    ----
Part I    Item 1.   Business.....................................................     1

          Item 2.   Properties...................................................     4

          Item 3.   Legal Proceedings............................................     4

          Item 4.   Submission of Matters to a Vote of Security Holders..........     4


Part II   Item 5.   Market for the Registrant's Common Stock
                    and Related Stockholder Matters..............................     5

          Item 6.   Selected Financial Data......................................     5

          Item 7.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..........................     5

          Item 8.   Financial Statements and Supplementary Data..................     5

          Item 9.   Changes in Accountants and Disagreements with
                    Accountants on Accounting and Financial Disclosure...........     5


Part III  Item 10.  Directors and Executive Officers of the Registrant...........     6

          Item 11.  Executive Compensation.......................................     6

          Item 12.  Security Ownership of Certain Beneficial Owners
                    and Management...............................................     6

          Item 13.  Certain Relationships and Related Transactions...............     6

Part IV   Item 14.  Exhibits, Financial Statements and Schedules,
                    and Reports on Form 8-K......................................     7

                                    PART I

 ITEM 1.  BUSINESS

          OVERVIEW

          With 1995 revenues of $632 million, the business of American Management Systems, Incorporated and its wholly-owned subsidiaries ("AMS" or the "Company") is to partner with clients to achieve breakthrough performance through the intelligent use of information technology. AMS provides a full range of consulting services from strategic business analysis to the full implementation of solutions that produce genuine results on time and within budget. AMS measures success based on the results and business benefits achieved by its clients.

          AMS is a trusted business partner for many of the largest and most respected organizations in the markets in which it specializes. Each year, approximately 85% of the Company's business comes from clients it worked with in previous years.

          Organizations in AMS's target markets -- telecommunications firms; financial services institutions; state and local governments and education organizations; federal government agencies; and other corporate clients -- have a crucial need to exploit the potential benefits of information and systems integration technology. The Company helps clients fulfill this need by continuing to build a professional staff which is composed of experts in the necessary technical and functional disciplines; managers who can lead large, complex systems integration projects; and business and computer analysts who can devise creative solutions to complex problems.

          Another significant component of AMS's business is the development of proprietary software products, either with its own funds or on a cost-shared basis with other organizations. These products are principally licensed as elements of custom tailored systems, and, to a lesser extent, as stand-alone applications. The Company expensed $19.4 million in 1995, $20.4 million in 1994 and $18.7 million in 1993 for research and development associated with proprietary software. As a percentage of services and products (S&P) revenues, license and maintenance fee revenues were less than 15% during each of the last three years.

          In order to serve clients, outside of the U.S.A., AMS has expanded internationally by establishing eleven subsidiaries or branches. Exhibit 21 of this Form 10-K provides a complete listing of all AMS subsidiaries (and branches), showing name, year organized or acquired, and place of incorporation. Services and products revenues attributable to non-US operations of AMS were approximately $170.0 million in 1995, $92.1 million in 1994, and $52.8 million in 1993. Additional information on revenues, operating profits, and assets attributable to AMS's geographic areas of operation is provided in Note 11 of the consolidated financial statements appearing in
 Exhibit 13 of this Form 10-K.

          Founded in 1970, AMS services clients worldwide. AMS's approximately 5,400 full-time employees are located at its headquarters in Fairfax, Virginia and in offices in 48 cities throughout North America and Europe.

          TELECOMMUNICATIONS FIRMS

          AMS markets systems consulting and integration services for order processing, customer care, billing, accounts receivable, and collections, both for local exchange and interexchange carriers and for cellular telephone companies. Most of the Company's work involves developing and implementing customized capabilities using AMS's application software products as a foundation.

          FINANCIAL SERVICES INSTITUTIONS

          AMS provides information technology consulting and systems integration services to money center banks, major regional banks, insurance companies, and other large financial services firms. The Company specializes in corporate and international banking, consumer credit management, global custody and securities control systems, and bank management information systems.

          STATE AND LOCAL GOVERNMENTS AND EDUCATION

          AMS markets systems consulting and integration services and application software products to state, county, and municipal governments for financial management, revenue management, human resources, social services, and public safety functions. The Company also markets services and application software products to universities and colleges.

          FEDERAL GOVERNMENT AGENCIES

          The Company's clients include civilian and defense agencies and aerospace companies. Assignments require knowledge of agency programs and management practices as well as expertise in computer systems integration. AMS's work for defense agencies often involves specialized knowledge in engineering and logistics.

          OTHER CORPORATE CLIENTS

          The Company also solves information systems problems for the largest firms in other industries. AMS has systems integration and operations contracts with several large organizations and intends to pursue more. AMS provides technical training and technical consulting services in software technology for large scale business systems.

          PEOPLE

          People are AMS's most important asset and its success depends on its ability to attract and motivate especially well-qualified people. The Company's largest investment in recent years has been in recruiting, assimilating, and developing its people.

          AMS recruited and successfully assimilated approximately 1,800 new staff members in 1995, including 340 in Europe. Over one-half of the new staff members came from its college and university recruiting program.

          AMS recruits individuals for a career and hires a balanced mix of recent university graduates and experienced professionals who have demonstrated extraordinary technical, analytical, or management skills. A large number have advanced degrees in management, computer science, public policy, or engineering.

          Individuals are assigned to one of the Company's market-oriented groups to develop expertise in the areas needed for solving its clients' problems. Performance, in terms of productivity, quality of work, and creativity in solving problems, determines an individual's advancement. This motivates staff members to increase their knowledge of AMS's clients' businesses and industries, to stay current with the technology most suited to AMS's clients, and to develop the consulting and managerial skills needed to produce results.

          COMPETITIVE FACTORS

          AMS's competition comes primarily from the management services units of large public accounting firms and consulting and systems integration firms. In addition, prospective clients may decide to do projects with their in-house staff.

          AMS seeks to meet this competition by exploiting its industry-specific knowledge, its expertise with important business functions and with new technologies, its proprietary computer application products, and its experience in managing very large design and implementation projects. Although price is always a factor in clients' decisions, it is typically not the major factor. Other important factors are proven experience, the capabilities of the proposed computer application products, the quality of the proposed staff, and the proposed completion time for the project.

          MARKETING, CONTRACTS, AND SIGNIFICANT CUSTOMERS

          Marketing is done principally by the senior staff (executive officers, vice presidents, senior principals, and principals) and by a relatively small number of full-time salespersons for each large market. In the U.S. Government markets, AMS replies selectively to requests for proposals, concentrating on those closely related to previous work done for the same or similar customers. Certain of the Company's software products and computer services are sold by a small group of full-time salespersons and, for those products and services, AMS advertises in trade publications and exhibits at industry conventions.

          For large systems integration projects, AMS typically contracts for one phase (design, development, and implementation) at a time. Many contracts may be canceled by the customer on short notice. Most contracts with federal government agencies allow for termination for the convenience of the government and for an annual audit. No contracts are subject to renegotiation. AMS generally contracts either on the basis of reimbursement of costs plus a fixed fee, a fixed or ceiling price for each phase, unit rates for time and materials used, or services sold at unit prices. In most cases, AMS receives monthly or per deliverable progress payments.

          In 1995, the Company worked on projects directly for 72 U.S. Government clients, representing a total of $82.4 million, or 14.7%, of services and products revenues. No other customer accounted for 10% or more of services and products revenues in 1995.

 ITEM 2.  PROPERTIES

          Headquartered in Virginia, the Company's principal operations in Fairfax occupy approximately 276,000 square feet of office space under a lease expiring in 2007, approximately 18,000 square feet under a lease expiring in 2000, and approximately 84,000 square feet under a lease expiring in 2004. The Company's Arlington operations relocated in early 1996 to a 264,000 square foot facility in Fairfax, under a lease expiring in 2011.

          The Company has other long-term office lease commitments, many with renewal options, at locations throughout the United States, totaling approximately 554,000 square feet under leases expiring through 2011. The Lakewood, Colorado and the New York City offices are the largest of the regional office locations. The Lakewood location has approximately 74,000 square feet under a lease expiring in 1996 (which will be relocated to a 126,000 square foot facility under leases expiring through 2011), approximately 14,000 square feet under a lease expiring in 1997, and approximately 27,000 square feet under a lease expiring in 1999. The New York City location is comprised of approximately 49,000 square feet under leases expiring in 1996 and 2003. Additionally, the Company's international staff occupies approximately 88,000 square feet of office space outside of the U.S. locations under leases expiring through 2003.

          With regard to its operating environment, the Company is provided with a mainframe processor environment at the IBM Dedicated Processor Center in Irving, Texas. In addition to the peripherals, power, and environmentals provided by the Dedicated Processor Center, the Company owns other mainframe peripheral equipment and microcomputers, and leases an IBM communications processor.

          The Company believes its facilities and equipment continue to be adequate for its business as currently conducted.


 ITEM 3.  LEGAL PROCEEDINGS

          As reported in AMS's Form 10-Q for the quarter ended September 30, 1995 and filed November 14, 1995, Andersen Consulting LLP ("Andersen") sued AMS on July 20, 1995, claiming copyright infringement and appropriation of trade secrets, and seeking injunctive relief as well as damages. On August 25, 1995, the United States District Court for the Southern District of New York, in which the suit is pending, denied Andersen's request for a preliminary injunction based on Andersen's delay in filing suit.

          AMS has vigorously contested Andersen's claims. On August 30, 1995, AMS served its answer together with counterclaims against Andersen. In its answer, AMS denied any liability by Andersen. AMS claimed that no trade secret protection exists in the concepts cited by Andersen and that AMS has utilized no confidential information of Andersen. AMS claimed that Andersen defamed AMS and attempted to interfere with AMS's contracts and opportunities by disseminating false statements regarding AMS.


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

          Market information for the Company's common stock contained in the Company's 1995 Financial Report is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.


 ITEM 6.  SELECTED FINANCIAL DATA

          Selected financial data contained in the Company's 1995 Financial Report is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.


 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Management's discussion and analysis of financial condition and results of operations contained in the Company's 1995 Financial Report is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.


 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements of the Company, together with the report thereon of Price Waterhouse LLP, and the supplementary financial information, contained in the Company's 1995 Financial Report, are incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.


 ITEM 9. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information relating to the directors and executive officers of the Company contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 1996, is incorporated herein by reference. The Company's definitive Proxy Statement will be filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.


 ITEM 11. EXECUTIVE COMPENSATION

          Information relating to executive compensation contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 1996, is incorporated herein by reference. The Company's definitive Proxy Statement will be filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.


 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          Information relating to the security ownership of certain beneficial owners and management contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 1996, is incorporated herein by reference. The Company's definitive Proxy Statement will be filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.


 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information relating to certain relationships and related transactions contained under the headings "Principal Stockholders", "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 1996, is incorporated herein by reference. The Company's definitive Proxy Statement will be filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS
          ON FORM 8-K

          (a)  1.   FINANCIAL STATEMENTS

               The consolidated financial statements of American Management Systems, Incorporated and subsidiaries filed are as follows:

                    Consolidated Statements of Operations for 1995-93

                    Consolidated Balance Sheets as of December 31, 1995 and 1994

                    Consolidated Statements of Cash Flows for 1995-93

                    Consolidated Statements of Changes in Stockholders' Equity for 1995-93

                    Notes to Consolidated Financial Statements

                    Report of Independent Accountants

               2.   FINANCIAL STATEMENT SCHEDULES

               The financial statement schedules of American Management Systems, Incorporated and subsidiaries filed are as follows:

                    Report of independent accountants on financial statement schedules

                    Schedule II - Valuation and Qualifying Accounts for 1995-
                    1993

               All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or the notes thereto or in Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Individual financial statements of the Company and each of its subsidiaries are omitted because the Company is primarily an operating company, and all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have a minority equity interest in and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which together exceed five percent of the total assets as shown by the most recent year-end consolidated balance sheet.

          3.   EXHIBITS

               The exhibits to the Annual Report on Form 10-K of American Management Systems, Incorporated filed are as follows:

               3.   Articles of Incorporation and By-laws

                    3.1 Second Restated Certificate of Incorporation of the Company.

                    3.2 By-laws of the Company, (incorporated herein by reference to Exhibit 3 of the Company's 1992 Annual Report on Form 10-K).

               10.  Material Contracts

                    10.1 1992 Amended and Restated Stock Option Plan E, as amended (incorporated herein by reference to Exhibit B to the Company's definitive Proxy Statement filed on April 17, 1995).

                    10.2 Outside Directors Stock-for-Fees Plan (incorporated herein by reference to Exhibit C to the Company's definitive Proxy Statement filed on April 17, 1995).

               11.  Computation of Net Income per Common Share

               13.  1995 Financial Report

               21.  Subsidiaries of the Company

               23.  Consent of Independent Accountants

     (b)  REPORTS ON FORM 8-K

          None.

      REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES



 To the Board of Directors of
 American Management Systems, Incorporated

     Our audits of the consolidated financial statements referred to in our report dated February 14, 1996 appearing on page 19 of the 1995 Financial Report of American Management Systems, Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

 PRICE WATERHOUSE LLP

 Washington, D.C.
 February 14, 1996

 Schedule II


                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)

                                     1995       1994         1993
 -----------------------------------------------------------------
 Allowance for Doubtful Accounts
 -------------------------------

   Balance at Beginning of Period    $ 3.3      $ 1.8       $ 1.5

   Allowance Accruals                  1.6        1.5         1.0

   Charges Against Allowance           0.0        0.0        (0.7)
                                     -----      -----       -----

   Balance at End of Period          $ 4.9      $ 3.3       $ 1.8
                                     =====      =====       =====

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th of March, 1996.

                                    American Management Systems, Incorporated



                                    by s/Philip M. Giuntini
                                       ---------------------------------------
                                        Philip M. Giuntini
                                        President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Registrant in the capacities and on the date indicated.

                 Signature                     Title                   Date
                 ---------              ---------------           -------------

 (i)   Principal Executive Officer:


        s/Paul A. Brands                Chief Executive           March 29, 1996
       ------------------------------
       Paul A. Brands                   Officer


 (ii)  Principal Financial Officer:


        s/Frank A. Nicolai              Secretary and             March 29, 1996
       ------------------------------
       Frank A. Nicolai                 Treasurer


 (iii) Principal Accounting Officer:


        s/James E. Marshall             Controller                March 29, 1996
       ------------------------------
       James E. Marshall


 (iv)  Directors:


        s/Daniel J. Altobello           Director                  March 29, 1996
       ------------------------------
       Daniel J. Altobello

           Signature                         Title               Date
           ---------                    --------------      --------------


      s/Paul A. Brands                  Director            March 29, 1996
     ----------------------------
     Paul A. Brands


      s/James J. Forese                 Director            March 29, 1996
     ----------------------------
     James J. Forese


      s/Philip M. Giuntini              Director            March 29, 1996
     ----------------------------
     Philip M. Giuntini


      s/Patrick W. Gross                Director            March 29, 1996
     ----------------------------
     Patrick W. Gross


      s/Dorothy Leonard-Barton          Director            March 29, 1996
     ----------------------------
     Dorothy Leonard-Barton


      s/W. Walker Lewis                 Director            March 29, 1996
     ----------------------------
     W. Walker Lewis


      s/Frederic V. Malek               Director            March 29, 1996
     -----------------------------
     Frederic V. Malek


      s/Frank A. Nicolai                Director            March 29, 1996
     -----------------------------
     Frank A. Nicolai


      s/Charles O. Rossotti             Director            March 29, 1996
     -----------------------------
     Charles O. Rossotti

                                 EXHIBIT INDEX

Exhibit
Number    Description
- --------  -----------
 3.1      Second Restated Certificate of Incorporation of the Company

 3.2      By-laws of the Company, (incorporated herein by reference        *
          to Exhibit 3 of the Company's 1992 Annual Report on Form
          10-K).

 10.1     1992 Amended and Restated Stock Option Plan E, as amended        *
          (incorporated herein by reference to Exhibit B to the Company's definitive Proxy Statement filed on April 17, 1995).

 10.2     Outside Directors Stock-for-Fees Plan (incorporated herein by    *
          reference to Exhibit C to the Company's definitive Proxy
          Statement filed on April 17, 1995).

 11.      Computation of Net Income per Common Share

 13.      1995 Financial Report

 21.      Subsidiaries of the Company

 23.      Consent of Independent Accountants


 ____________
 *  Previously filed.