Form 10-Q
period 1996-03-31
AMERICAN MANAGEMENT SYSTEMS INC
filed 1996-05-15
CIK 310624

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549
                                    _______

                                   FORM 10-Q


   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---
        EXCHANGE  ACT OF 1934
        For the Quarterly Period Ended March 31, 1996

                                      OR

  ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period From: ___________ To: ___________

                         Commission File No.:  0-9233


                   AMERICAN MANAGEMENT SYSTEMS, INCORPORATED
            (Exact name of registrant as specified in its charter)



State or other Jurisdiction of                I.R.S. Employer
Incorporation or Organization: Delaware      Identification No.: 54-0856778


                               4050 Legato Road
                           Fairfax, Virginia   22033
                   (Address of Principal Executive Offices)


Registrant's Telephone No., Including Area Code:         (703) 267-8000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   X     NO  ___
                               ---

As of May 10, 1996, 40,649,056 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE



     1. Pursuant to Form 10-Q General Instruction D(1), in response to item 2 of this Form 10-Q, registrant hereby incorporates by reference the section entitled, "Assumptions Underlying Certain Forward-Looking Statements and Factors That May Affect Future Results," which is contained in Exhibit 13 to the registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1995 (File No. 0-9233), filed with the Securities and Exchange Commission on April 1, 1996.

                                   CONTENTS

                                                                                             Page
                                                                                             ----
Part I   Financial Information
         ---------------------

         Item 1.  Financial Statements.....................................................     1

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................................     7


Part II  Other Information
         -----------------

         Item 1.  Legal Proceedings........................................................    11

         Item 2.  Changes in Securities....................................................    11

         Item 3.  Defaults Upon Senior Securities..........................................    11

         Item 4.  Submission of Matters to a Vote of Security Holders......................    11

         Item 5.  Other Information........................................................    11

         Item 6.  Exhibits and Reports on Form 8-K.........................................    11

                         PART I  FINANCIAL INFORMATION
                                 ---------------------


Item 1.   Financial Statements
          --------------------


          The information furnished in the accompanying Consolidated Statements of Operations, Consolidated Revenues by Market, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations and financial condition for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 1995, included in the American Management Systems, Incorporated (the "Company" or "AMS") Annual Report on Form 10-K (File No. 0-9233) filed with the Securities and Exchange Commission on April 1, 1996.

                   American Management Systems, Incorporated

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Unaudited

                      (In millions except per share data)

                                             For the Quarter
                                             Ended March 31,
                                             1996       1995
                                           --------   --------
REVENUES
   Services and Products.................   $163.5     $121.8
   Reimbursed Expenses...................     17.9       14.0
                                            ------     ------
                                             181.4      135.8

EXPENSES
   Client Project Expenses...............    109.5       75.8
   Other Operating Expenses..............     49.6       42.9
   Corporate Expenses....................     10.8        9.0
                                            ------     ------
                                             169.9      127.7

INCOME FROM OPERATIONS...................     11.5        8.1

OTHER (INCOME) EXPENSE
   Interest Expense......................      0.7        0.3
   Other Income..........................     (0.5)      (0.5)
                                            ------     ------
                                               0.2       (0.2)

INCOME BEFORE INCOME TAXES...............     11.3        8.3

INCOME TAXES.............................      4.7        3.4
                                            ------     ------
NET INCOME...............................   $  6.6     $  4.9
                                            ======     ======
WEIGHTED AVERAGE SHARES AND EQUIVALENTS..     41.7       40.4

NET INCOME PER SHARE.....................   $ 0.16     $ 0.12
                                            ======     ======

                   American Management Systems, Incorporated

                        CONSOLIDATED REVENUES BY MARKET

                                   Unaudited

                                 (In millions)

                                                    For the Quarter
                                                    Ended March 31,
                                                    1996       1995
                                                  --------   --------
   Telecommunications Firms...................     $ 63.7     $ 42.3

   Financial Services Institutions............       37.0       27.7

   State and Local Governments and Education..       28.3       20.1

   Federal Government Agencies................       25.1       23.0

   Other Corporate Clients....................        9.4        8.7
                                                   ------     ------

   Total Services and Products Revenues.......      163.5      121.8

   Reimbursed Expenses Revenues...............       17.9       14.0
                                                   ------     ------

   Total Revenues.............................     $181.4     $135.8
                                                   ======     ======

                   American Management Systems, Incorporated

                          CONSOLIDATED BALANCE SHEETS

                      (In millions except per share data)

                                                                              3/31/96
          ASSETS                                                            (Unaudited)   12/31/95
                                                                            ----------   ----------
CURRENT ASSETS
   Cash and Cash Equivalents.........................................         $ 23.2       $ 35.8
   Accounts and Notes Receivable.....................................          225.9        206.1
   Prepaid Expenses and Other Current Assets.........................           10.5          8.9
                                                                              ------       ------
                                                                               259.6        250.8

FIXED ASSETS
   Equipment.........................................................           48.8         47.4
   Furniture and Fixtures............................................           14.3         14.2
   Leasehold Improvements............................................            7.7         11.4
                                                                              ------       ------
                                                                                70.8         73.0
   Accumulated Depreciation and Amortization                                   (33.1)       (35.9)
                                                                              ------       ------
                                                                                37.7         37.1

OTHER ASSETS
   Purchased and Developed Computer Software (Net of Accumulated
    Amortization of $50,500,000 and $47,700,000)                                33.5         33.0
   Intangibles (Net of Accumulated Amortization of $2,200,000 and
    $2,100,000)......................................................            6.7          6.8
   Other Assets (Net of Accumulated Amortization of $10,900,000 and
    $4,900,000)......................................................            6.4          9.8
                                                                              ------       ------
                                                                                46.6         49.6
                                                                              ------       ------

TOTAL ASSETS.........................................................         $343.9       $337.5
                                                                              ======       ======

                   American Management Systems, Incorporated

                          CONSOLIDATED BALANCE SHEETS

                      (In millions except per share data)

                                                                           3/31/96
      LIABILITIES AND STOCKHOLDERS' EQUITY                               (Unaudited)   12/31/95
                                                                         ----------   ----------
CURRENT LIABILITIES
   Notes Payable and Capitalized Lease Obligations.....................    $ 29.3       $ 23.1
   Accounts Payable....................................................       9.9          8.6
   Accrued Incentive Compensation......................................      11.9         28.3
   Other Accrued Compensation and Related Items........................      27.7         25.3
   Deferred Revenues...................................................      29.3         26.3
   Other Accrued Liabilities...........................................       3.1          2.3
   Income Taxes Payable................................................       1.2          2.3
                                                                           ------       ------
                                                                            112.4        116.2
   Deferred Income Taxes...............................................      21.6         19.0
                                                                           ------       ------
                                                                            134.0        135.2

NONCURRENT LIABILITIES
   Notes Payable and Capitalized Lease Obligations.....................      18.7         20.4
   Other Accrued Liabilities...........................................       0.8          0.7
   Deferred Income Taxes...............................................       5.7          5.7
                                                                           ------       ------
                                                                             25.2         26.8
                                                                           ------       ------
TOTAL LIABILITIES......................................................     159.2        162.0

STOCKHOLDERS' EQUITY
   Preferred Stock ($0.10 Par Value; 4,000,000 Shares Authorized,
    None Issued or Outstanding)
   Common Stock ($0.01 Par Value; 100,000,000 Shares Authorized,
    49,299,531 and 48,867,891 Issued and 40,663,039 and 40,040,454
    Outstanding).......................................................       0.5          0.5
   Capital in Excess of Par Value......................................      68.3         65.4
   Retained Earnings...................................................     148.4        141.8
   Currency Translation Adjustment.....................................      (1.0)        (0.7)
   Common Stock in Treasury, at Cost (8,636,492 and 8,827,437 Shares)..     (31.5)       (31.5)
                                                                           ------       ------
                                                                            184.7        175.5
                                                                           ------       ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................    $343.9       $337.5
                                                                           ======       ======

                   American Management Systems, Incorporated

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Unaudited

                                 (In millions)

                                                                          For the Quarter
                                                                          Ended March 31,
                                                                          1996        1995
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income..........................................................   $  6.6      $  4.9
  Adjustments to Reconcile Net Income to Net
   Cash Provided (Used) by Operating Activities:
     Depreciation and Amortization....................................     12.6         6.3
     Deferred Income Taxes............................................      2.5         3.1
     Provision for Doubtful Accounts..................................      0.5         0.4
     Changes in Assets and Liabilities:
       Increase in Trade Receivables..................................    (20.4)       (8.9)
       Increase in Prepaid Expenses and Other Current Assets..........     (1.6)       (1.0)
       Increase in Other Assets.......................................     (2.9)       (2.8)
       Decrease in Accrued Incentive Compensation.....................    (16.4)      (11.9)
       Increase in Accounts Payable, Other Accrued Compensation,
        and Other Accrued Liabilities.................................      4.6         3.5
       Increase (Decrease) in Deferred Revenues.......................      3.0        (2.7)
       Decrease in Income Taxes Payable...............................     (1.1)       (1.8)
                                                                         ------      ------

     Net Cash Used by Operating Activities............................    (12.6)      (10.9)
                                                                         ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Fixed Assets............................................     (4.2)       (6.1)
  Purchase of Computer Software.......................................     (1.1)       (0.7)
  Investment in Software Products.....................................     (2.3)       (1.8)
  Decrease in Other Investments.......................................      0.3         0.1
  Proceeds from Sale of Fixed Assets and Purchased Computer Software..      0.1         0.1
                                                                         ------      ------

     Net Cash Used by Investing Activities............................     (7.2)       (8.4)
                                                                         ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings..........................................................      6.3         5.4
  Payments on Borrowings..............................................     (1.7)       (1.0)
  Proceeds from Common Stock Options Exercised........................      2.9         1.0
                                                                         ------      ------
     Net Cash Provided by Financing Activities........................      7.5         5.4
  (Decrease) Increase in Currency Translation Adjustment..............     (0.3)        0.3
                                                                         ------      ------
NET DECREASE IN CASH AND CASH EQUIVALENTS.............................    (12.6)      (13.5)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................     35.8        34.2
                                                                         ------      ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................   $ 23.2      $ 20.7
                                                                         ======      ======

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of revenues of major items in the Consolidated Statements of Operations and the percentage of change in such items from period to period, excluding percentage changes in de minimus dollar amounts.

                                                Percentage of       Period-to-Period
                                               Total Revenues            Change
                                               --------------       ----------------
                                               Quarter Ended          Quarter Ended
                                                 March 31,           March 31, 1996
                                                                          vs.
                                              1996       1995        March 31, 1995
                                            --------   --------     ----------------
Revenues
   Services and Products...................      90.1%      89.7%           34.2
   Reimbursed Expenses.....................       9.9       10.3            27.9
                                                -----      -----
   Total...................................     100.0      100.0            33.6

Expenses
   Client Project Expenses.................      60.4       55.8            44.5
   Other Operating Expenses................      27.3       31.6            15.6
   Corporate Expenses......................       6.0        6.6            20.0
                                                -----      -----
   Total...................................      93.7       94.0            33.1

Income from Operations...................         6.3        6.0            42.0
Other (Income) Expense...................         0.1       (0.1)
Income Before Income Taxes...............         6.2        6.1            36.1
Income Taxes.............................         2.6        2.5            38.2
Net Income...............................         3.6        3.6            34.7
Weighted Average Shares and Equivalents..         -          -               3.2
Net Income per Share.....................         -          -              33.3

         This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain forward-looking statements. In addition, the Company or its representatives from time to time may make, or may have made, forward-looking statements, orally or in writing, including, without limitation, in the MD&A contained in other filings with the Securities and Exchange Commission. The Company wishes to ensure that such forward-looking statements are accompanied by meaningful cautionary statements so as to ensure to the fullest extent possible the protections of the safe harbor established by the Private Securities Litigation Reform Act of 1995. Accordingly, such forward-looking statements made by, or on behalf of, the Company are qualified in their entirety by reference to, and are accompanied by, the discussion in this Form 10-Q and in documents incorporated by reference herein of important factors that could cause the Company's actual results to differ materially from those projected in such forward-looking documents.

         REVENUES

         Services and products revenues ("S&P revenues") increased 34% during the first quarter of 1996, compared to 1995, with growth occurring in all of the Company's target markets. The Company expects continued substantial growth for the remainder of the year, however at lower rates of increase than was experienced in the first quarter.

         Business with non-US clients increased 87% (to $61.7 million) during the first quarter of 1996, compared to the same 1995 period. This increase accounted for approximately 69% of the total S&P revenue increase of the Company. Business with European clients, which has dominated the rise in non-US business, increased 108% (to $54.3 million), with revenues from Telecommunications Firms being the principal factor. For the year as a whole, the Company expects the rate of increase in non-US business, and European business in particular, to be somewhat lower than the rates of increase realized in the first quarter of 1996.

         In the Telecommunications Firms target market, S&P revenues in the first quarter increased 51% compared to the first quarter of 1995. The majority of this increase is attributable to business with non-US clients, which increased 105% during the first quarter of 1996 (to $49.4 million). Business in this market is characterized by very large projects, with relatively few clients. For all of 1996, the Company expects the growth in this market will be greater than the Company's overall growth, but will not continue at the rate of growth shown in the first quarter.

         In the Financial Services Institutions target market, first quarter S&P revenues increased 34% over the comparable 1995 period, owing principally to build-ups in business with clients who started large projects in the second half of 1995. Business with non-US clients, which increased 52% (to $11.2 million) now accounts for approximately 30% of the revenues in this market. The Company expects S&P revenue growth in this market, for the year, to increase at rates in line with the Company's overall revenue growth.

         In the State and Local Governments and Education target market, S&P revenues in the first quarter increased 41% compared to 1995. This increase was fueled by several large contracts with state taxation departments looking to make substantial improvements in their ability to collect delinquent taxes. The Company expects S&P revenues in the State and Local Governments and Education market to increase for all of 1996, but at rates in line with the increase in the Company's overall S&P revenues.

         S&P revenues in the Federal Government Agencies target market increased 9% in the first quarter of 1996. The Company expects S&P revenues in this target market, for all of 1996, to increase at approximately the same rate as the first quarter.

         S&P revenues from Other Corporate Clients increased 9% during the first quarter, compared to the same 1995 period. S&P revenues from this market, which represents business not covered by the Company's other markets, for all of 1996, are expected to increase at a rate comparable to the Company's overall growth in S&P revenues.

         EXPENSES

         Client project expenses and other operating expenses combined increased 34% during the first quarter of 1996, which was the same rate as the S&P revenue growth rate. For 1996 as a whole, the Company anticipates that these expenses will continue to be in line with the revenue growth.

         Corporate expenses increased 20% during the first quarter of 1996. While some expenses, such as corporate sponsored technology, recruiting, and training, increased at rates greater than the increase in revenues, other expenses, such as corporate management, corporate level performance-based compensation, and other corporate activities, grew at rates much slower than the revenue increase.

         INCOME FROM OPERATIONS

         Income from operations increased 42% during the first quarter of 1996, compared to the same 1995 period. This rate of increase was greater than the S&P revenue increase. For 1996 the Company expects profit margins to continue to improve.

         OTHER (INCOME) EXPENSE

         Interest expense increased 82% in the first quarter because of interest payments on additional debt incurred by the Company during the prior year and the first quarter of 1996. Other income decreased 7% during the quarter, compared to 1995, due primarily to lower levels of investments.



FOREIGN CURRENCY EXCHANGE

         Approximately 38% of the Company's total S&P revenues in the first quarter of 1996 were derived from non-US business. The Company's practice is to negotiate contracts in the same currency of which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases, and the Company does take some risk that profits will be adversely affected by foreign currency exchange fluctuations. However, these risks may be mitigated to the extent the Company: 1) successfully negotiates short-term contracts of one year or less, or 2) negotiates provisions that allow pricing adjustments related to currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company provides for its operating cash requirements primarily through funds generated from operations, using bank borrowings primarily for cash and currency management with respect to the short term impact of certain cyclical uses such as annual payments of incentive compensation. At March 31, 1996, the Company's cash and cash equivalents totaled $23.2 million, down from $35.8 million at December 31, 1995. Cash used in operating activities was $12.6 million, due primarily to increases in accounts receivable and payments made in the first quarter of the year for incentive compensation and other employee benefits. During the first quarter, the Company continued to experience delays in collecting accounts receivable related to subcontract work with a prime contractor in the child support enforcement business, and a receivable related to a contract with a foreign government which is experiencing continued cash flow problems. The Company expects to receive all funds due from these clients, and did receive payments in the first quarter.

         The Company's cash flows from investing activities were approximately $7.2 million, primarily for fixed assets and software purchases, and computer software development during the quarter. The Company borrowed $6.3 million, all of which was foreign currency borrowings by the Company's foreign subsidiaries under the Company's $25 million multi-currency revolving line of credit with a U.S. bank, increasing the total borrowed under such line of credit to $22.6 million. During the first quarter, the Company made approximately $1.7 million in installment payments of principal on outstanding debt owed to banks; the Company also received approximately $2.9 million during the period from the exercise of stock options.

         At March 31, 1996, the Company's debt-equity ratio, as measured by total liabilities divided by common stockholders' equity was 0.86, down from
0.92 at December 31, 1995.

         The Company's material unused source of liquidity at the end of the first quarter of 1996 consisted of approximately $16.4 million under its revolving lines of credit. During the second quarter of 1996, the Company increased its multi-currency line of credit to $40 million, which raised the aggregate borrowing capacity, under line of credit facilities, to $55 million. The Company believes that its liquidity needs can be met from the various sources described above.

                          PART II   OTHER INFORMATION
                                    -----------------


Item 1.  Legal Proceedings
         -----------------

         As reported in AMS's Form 10-K for the year ended December 31, 1995 and filed April 1, 1996, Andersen Consulting LLP ("Andersen") sued AMS on July 20, 1995, claiming copyright infringement and appropriation of trade secrets, and seeking injunctive relief as well as damages. On August 25, 1995, the United States District Court for the Southern District of New York, in which the suit is pending, denied Andersen's request for a preliminary injunction based on Andersen's delay in filing suit.

         AMS has vigorously contested Andersen's claims. On August 30, 1995, AMS served its answer together with counterclaims against Andersen. In its answer, AMS denied any liability by Andersen. AMS claimed no trade secret protection exists in the concepts cited by Andersen and that AMS has utilized no confidential information of Andersen. AMS claimed that Andersen defamed AMS and attempted to interfere with AMS's contracts and opportunities by disseminating false statements regarding AMS. On April 29, 1996, AMS amended its answer and counterclaim to add additional counterclaims against Andersen for trade secret misappropriation and unfair competition.


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

         (b)  Reports on Form 8-K

              NONE.

                                  SIGNATURES
                                  ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AMERICAN MANAGEMENT SYSTEMS, INCORPORATED



Date:    May 15, 1996                  /s/  Philip M. Giuntini
       ----------------                -----------------------------------------
                                       Philip M. Giuntini, President



Date:    May 15, 1996                  /s/ James E. Marshall
       ----------------                -----------------------------------------
                                       James E. Marshall, Controller