Form 10-Q
period 1996-06-30
AMERICAN MANAGEMENT SYSTEMS INC
filed 1996-08-13
CIK 310624

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549

                                 -------------

                                   FORM 10-Q


     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   -----    EXCHANGE ACT OF 1934

            For the Quarterly Period Ended June 30, 1996

                                       OR

   ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From: _____________  To: _____________

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

                          YES   X     NO
                              -----      -----

As of August 08, 1996, 40,773,710 shares of common stock were outstanding

                      DOCUMENTS INCORPORATED BY REFERENCE


         1.    Pursuant to Form 10-Q General Instruction D(1), in response to item 2 of Part I of this Form 10-Q, registrant hereby incorporates by reference the section entitled, "Assumptions Underlying Certain Forward-Looking Statements and Factors That May Affect Future Results," which is contained in
Exhibit 13 to the registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1995 (File No. 0-9233), filed with the Securities and Exchange Commission on April 1, 1996.

                                    CONTENTS


                                                                                                      Page
                                                                                                      ----
Part I     Financial Information
           ---------------------

           Item 1.   Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . .        1

           Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .        7


Part II    Other Information
           -----------------

           Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11

           Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . .       11

           Item 3.   Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . .       11

           Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . .       11

           Item 5.   Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12

           Item 6.   Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . .       12

                         PART I  FINANCIAL INFORMATION


Item 1.    Financial Statements

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

                   American Management Systems, Incorporated
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited
                      (In millions except per share data)



                                                                                     For the Quarter    For the Six Months
                                                                                     Ended June 30,        Ended June 30,
                                                                                    1996       1995        1996      1995
                                                                                 ---------- ---------    --------  --------
REVENUES
      Services and Products   . . . . . . . . . . . . . . . . . . . . . . .    $   172.1   $   140.6    $   335.5  $  262.4
      Reimbursed Expenses   . . . . . . . . . . . . . . . . . . . . . . . .         16.7        16.9         34.7      30.8
                                                                               ---------   ---------    ---------  --------
                                                                                   188.8       157.5        370.2     293.2

EXPENSES
      Client Project Expenses   . . . . . . . . . . . . . . . . . . . . . .        115.4        90.6        224.9     166.4
      Other Operating Expenses  . . . . . . . . . . . . . . . . . . . . . .         46.3        45.8         95.9      88.7
      Corporate Expenses  . . . . . . . . . . . . . . . . . . . . . . . . .         12.1         9.4         22.9      18.4
                                                                               ---------   ---------    ---------  --------
                                                                                   173.8       145.8        343.7     273.5

INCOME FROM OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . .         15.0        11.7         26.5      19.7

OTHER (INCOME) EXPENSE
      Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . . . .          0.8         0.4          1.4       0.7
      Other (Income) Expense  . . . . . . . . . . . . . . . . . . . . . . .         (0.1)       (0.2)        (0.6)     (0.7)
                                                                               ---------   ---------    ---------  --------
                                                                                     0.7         0.2          0.8       0.0

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . .         14.3        11.5         25.7      19.7
INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6.0         4.9         10.8       8.3
                                                                               ---------   ---------    ---------  --------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     8.3   $     6.6    $    14.9  $   11.4
                                                                               =========   =========    =========  ========
WEIGHTED AVERAGE SHARES AND EQUIVALENTS . . . . . . . . . . . . . . . . . .         42.0        40.5         41.8      40.5
                                                                               =========   =========    =========  ========
NET INCOME PER SHARE  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    0.20   $    0.16    $    0.36  $   0.28
                                                                               =========   =========    =========  ========

                   American Management Systems, Incorporated
                        CONSOLIDATED REVENUES BY MARKET
                                   Unaudited
                                 (In millions)



                                                                                     For the Quarter     For the Six Months
                                                                                     Ended June 30,          Ended June 30,
                                                                                    1996       1995         1996      1995
                                                                                 ---------- ---------    --------  --------
      Telecommunications Firms  . . . . . . . . . . . . . . . . . . . . . .    $    66.0   $    50.5     $  129.6  $   92.8

      Financial Services Institutions   . . . . . . . . . . . . . . . . . .         39.9        31.6         77.0      59.3

      State and Local Governments and Education   . . . . . . . . . . . . .         30.9        26.0         59.1      46.2

      Federal Government Agencies   . . . . . . . . . . . . . . . . . . . .         26.6        24.2         51.7      47.2

      Other Corporate Clients   . . . . . . . . . . . . . . . . . . . . . .          8.7         8.3         18.1      16.9
                                                                               ---------   ---------     --------  --------

      Total Services and Products Revenues  . . . . . . . . . . . . . . . .        172.1       140.6        335.5     262.4

      Reimbursed Expenses Revenues  . . . . . . . . . . . . . . . . . . . .         16.7        16.9         34.7      30.8
                                                                               ---------   ---------     --------  --------

      Total Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   188.8   $   157.5     $  370.2  $  293.2
                                                                               =========   =========     ========  ========

                   American Management Systems, Incorporated
                          CONSOLIDATED BALANCE SHEETS
                      (In millions except per share data)


                                                                                      6/30/96
                 ASSETS                                                            (Unaudited)      12/31/95
                                                                                   -----------    -----------
CURRENT ASSETS
      Cash and Cash Equivalents   . . . . . . . . . . . . . . . . . . . . . .      $    13.2      $    35.8
      Accounts and Notes Receivable   . . . . . . . . . . . . . . . . . . . .          260.6          206.1
      Prepaid Expenses and Other Current Assets   . . . . . . . . . . . . . .           11.5            8.9
                                                                                   ---------      ---------
                                                                                       285.3          250.8

FIXED ASSETS
      Equipment   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           53.0           47.4
      Furniture and Fixtures  . . . . . . . . . . . . . . . . . . . . . . . .           14.7           14.2
      Leasehold Improvements  . . . . . . . . . . . . . . . . . . . . . . . .            8.6           11.4
                                                                                   ---------      ---------
                                                                                        76.3           73.0
      Accumulated Depreciation and Amortization                                        (36.4)         (35.9)
                                                                                   ---------      ---------
                                                                                        39.9           37.1

OTHER ASSETS
      Purchased and Developed Computer Software (Net of Accumulated
        Amortization of  $44,500,000 and $47,700,000)   . . . . . . . . . . .           35.6           33.0
      Intangibles (Net of Accumulated Amortization of $2,300,000 and
        $2,100,000)   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6.6            6.8
      Other Assets (Net of Accumulated Amortization of $11,400,000 and
        $4,900,000)   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7.8            9.8
                                                                                   ---------      ---------
                                                                                        50.0           49.6
                                                                                   ---------      ---------

TOTAL ASSETS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   375.2      $   337.5
                                                                                   =========      =========

                   American Management Systems, Incorporated
                          CONSOLIDATED BALANCE SHEETS
                      (In millions except per share data)


                                                                                      6/30/96
           LIABILITIES AND STOCKHOLDERS' EQUITY                                    (Unaudited)      12/31/95
                                                                                   -----------    -----------
CURRENT LIABILITIES
      Notes Payable and Capitalized Lease Obligations   . . . . . . . . . . .      $    51.7      $    23.1
      Accounts Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .            9.8            8.6
      Accrued Incentive Compensation  . . . . . . . . . . . . . . . . . . . .           16.9           28.3
      Other Accrued Compensation and Related Items  . . . . . . . . . . . . .           24.2           25.3
      Deferred Revenues   . . . . . . . . . . . . . . . . . . . . . . . . . .           25.8           26.3
      Other Accrued Liabilities   . . . . . . . . . . . . . . . . . . . . . .            2.5            2.3
      Income Taxes Payable  . . . . . . . . . . . . . . . . . . . . . . . . .            -              2.3
                                                                                  ----------      ---------
                                                                                       130.9          116.2
      Deferred Income Taxes   . . . . . . . . . . . . . . . . . . . . . . . .           23.5           19.0
                                                                                  ----------      ---------
                                                                                       154.4          135.2

NONCURRENT LIABILITIES
      Notes Payable and Capitalized Lease Obligations   . . . . . . . . . . .           17.0           20.4
      Other Accrued Liabilities   . . . . . . . . . . . . . . . . . . . . . .            0.7            0.7
      Deferred Income Taxes   . . . . . . . . . . . . . . . . . . . . . . . .            5.7            5.7
                                                                                   ---------      ---------
                                                                                        23.4           26.8
                                                                                   ---------      ---------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          177.8          162.0

STOCKHOLDERS' EQUITY
      Preferred Stock ($0.10 Par Value; 4,000,000 Shares Authorized,
        None Issued or Outstanding)
      Common Stock ($0.01 Par Value; 100,000,000 Shares Authorized,
       49,306,493 and 48,867,891 Issued and 40,649,810 and 40,040,454
        Outstanding)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0.5            0.5
      Capital in Excess of Par Value  . . . . . . . . . . . . . . . . . . . .           69.2           65.4
      Retained Earnings   . . . . . . . . . . . . . . . . . . . . . . . . . .          156.7          141.8
      Currency Translation Adjustment   . . . . . . . . . . . . . . . . . . .           (0.9)          (0.7)
      Common Stock in Treasury, at Cost (8,656,683 and 8,827,437 Shares)  . .          (28.1)         (31.5)
                                                                                   ---------      ---------
                                                                                       197.4          175.5
                                                                                   ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . .      $   375.2      $   337.5
                                                                                   =========      =========

                   American Management Systems, Incorporated
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited
                                 (In millions)

                                                                                        For the Six Months
                                                                                           Ended June 30,
                                                                                         1996          1995
                                                                                     ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  14.9       $  11.4
    Adjustments to Reconcile Net Income to Net
      Cash Used by Operating Activities:
         Depreciation and Amortization  . . . . . . . . . . . . . . . . . . . . .        20.0          12.0
         Deferred Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . .         4.4           3.3
         Provision for Doubtful Accounts  . . . . . . . . . . . . . . . . . . . .         1.0           0.8
         Changes in Assets and Liabilities:
             Increase in Trade Receivables  . . . . . . . . . . . . . . . . . . .       (55.6)        (36.6)
             Increase in Prepaid Expenses and Other Current Assets  . . . . . . .        (2.5)         (0.3)
             (Increase) Decrease in Other Assets  . . . . . . . . . . . . . . . .        (4.9)          0.3
             Decrease in Accrued Incentive Compensation . . . . . . . . . . . . .        (8.0)         (5.5)
             Increase in Accounts Payable, Other Accrued Compensation,
               and Other Accrued Liabilities  . . . . . . . . . . . . . . . . . .         0.3           9.7
             Decrease in Deferred Revenues  . . . . . . . . . . . . . . . . . . .        (0.4)         (7.2)
             Decrease in Income Taxes Payable . . . . . . . . . . . . . . . . . .        (2.3)         (1.8)
                                                                                      -------       -------
         Net Cash Used by Operating Activities  . . . . . . . . . . . . . . . . .       (33.1)        (13.5)
                                                                                      -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Fixed Assets  . . . . . . . . . . . . . . . . . . . . . . . . . .       (10.6)        (13.1)
    Purchase of Computer Software   . . . . . . . . . . . . . . . . . . . . . . .        (3.6)         (1.2)
    Investment in Software Products   . . . . . . . . . . . . . . . . . . . . . .        (4.9)         (3.7)
    Decrease in Other Investments   . . . . . . . . . . . . . . . . . . . . . . .         0.4           0.1
    Proceeds from Sale of Fixed Assets and Purchased Computer Software  . . . . .         0.4           0.2
                                                                                      -------       -------
         Net Cash Used by Investing Activities  . . . . . . . . . . . . . . . . .       (18.3)        (17.7)
                                                                                      -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        28.7          10.8
    Payments on Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3.4)         (2.3)
    Proceeds from Common Stock Options Exercised  . . . . . . . . . . . . . . . .         3.7           1.5
    Payments to Acquire Treasury Stock  . . . . . . . . . . . . . . . . . . . . .        (0.0)         (0.8)
                                                                                      -------       -------
         Net Cash Provided by Financing Activities  . . . . . . . . . . . . . . .        29.0           9.2
    (Increase) Decrease in Currency Translation Adjustment  . . . . . . . . . . .        (0.2)          0.5
                                                                                      -------       -------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . .       (22.6)        (21.5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . .        35.8          34.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . . .     $  13.2       $  12.7
                                                                                      =======       =======
NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
    Treasury Stock Utilized to Satisfy Accrued Incentive Compensation
      Liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   3.4       $   2.9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

           The following table sets forth for the periods indicated the percentage of revenues of major items in the Consolidated Statements of Operations and the percentage of change in such items from period to period, excluding percentage changes in de minimus dollar amounts.

                                                                   Percentage of
                                                                 Total Revenues                 Period-to-Period Change
                                                                 --------------         -------------------------------------
                                                                 Quarter Ended          Quarter Ended        Six Months Ended
                                                                     June 30,           June 30, 1996         June 30, 1996
                                                                                              vs.                   vs.
                                                               1996        1995          June 30, 1995        June 30, 1995
                                                            ----------  ----------       -------------        -------------
Revenues
    Services and Products   . . . . . . . . . . . . .          91.2%       89.3%             22.4%                27.9%
    Reimbursed Expenses   . . . . . . . . . . . . . .           8.8        10.7              (1.2)                12.7
                                                            -------      ------

    Total   . . . . . . . . . . . . . . . . . . . . .         100.0       100.0              19.9                 26.3

Expenses
    Client Project Expenses   . . . . . . . . . . . .          61.2        57.5              27.4                 35.2
    Other Operating Expenses  . . . . . . . . . . . .          24.5        29.1               1.1                  8.1
    Corporate Expenses  . . . . . . . . . . . . . . .           6.4         6.0              28.7                 24.5

    Total   . . . . . . . . . . . . . . . . . . . . .          92.1        92.6              19.2                 25.7

Income from Operations  . . . . . . . . . . . . . . .           7.9         7.4              28.2                 34.5
Other (Income) Expense  . . . . . . . . . . . . . . .           0.4         0.1               -                    -
Income Before Income Taxes  . . . . . . . . . . . . .           7.5         7.3              24.3                 30.5
Income Taxes  . . . . . . . . . . . . . . . . . . . .           3.1         3.1              22.4                 30.1
Net Income  . . . . . . . . . . . . . . . . . . . . .           4.4         4.2              25.8                 30.7
Weighted Average Shares and Equivalents . . . . . . .           -           -                 3.7                  3.2
Net Income per Share  . . . . . . . . . . . . . . . .           -           -                25.0                 28.6

         This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain forward-looking statements. In addition, the Company or its representatives from time to time may make, or may have made, forward-looking statements, orally or in writing, including, without limitation, in the MD&A contained in other filings with the Securities and Exchange Commission. The Company wishes to ensure that such forward-looking statements are accompanied by meaningful cautionary statements so as to ensure to the fullest extent possible the protections of the safe harbor established by the Private Securities Litigation Reform Act of 1995. Accordingly, such forward-looking statements made by, or on behalf of, the Company are qualified in their entirety by reference to, and are accompanied by, the discussion in this Form 10-Q and in documents incorporated by reference herein of important factors that could cause the Company's actual results to differ materially from those projected in such forward-looking statements.

         REVENUES

         Services and products revenues ("S&P revenues") increased 22% during the second quarter and 28% for the first six months of 1996, compared to the same 1995 periods, with growth occurring, in both the quarter and the half, in all of the Company's target markets. The Company expects continued substantial growth for the remainder of the year, at rates of increase comparable to that experienced in the second quarter.

         Business with non-US clients increased 63% (to $65.5 million) during the second quarter and 74% (to $127.3 million) for the first half of 1996, compared to the same 1995 periods. This increase accounted for approximately 81% and 74% of the total S&P revenue increase of the Company in the second quarter and first half, respectively. Business with European clients, which has dominated the rise in non-US business, increased 83% (to $57.2 million) for the quarter and 94% (to $111.6 million) for the first half, with revenues from Telecommunications Firms being the principal factor. For the year as a whole, the Company expects the rate of increase in non-US business, and European business in particular, to be somewhat lower than the rates of increase realized in the second quarter of 1996.

         In the Telecommunications Firms target market, S&P revenues increased 31% and 40% in the second quarter and first half, respectively, compared to the same 1995 periods. The majority of this increase is attributable to business with non-US clients, which increased 72% during the second quarter of 1996 (to $51.9 million) and 87% for the first half of 1996 (to $101.3 million).
Business in this market is characterized by very large projects, with relatively few clients. For all of 1996, the Company expects the growth in this market to be greater than the Company's overall growth, but will not continue at the rate of growth shown through the first half.

         In the Financial Services Institutions target market, S&P revenues increased 26% in the second quarter, and 30% in the first half, over the comparable 1995 periods, owing principally to build-ups in business with clients who started large projects in early 1996 or in the second half of 1995. Business with non-US clients, which increased 36% (to $12.4 million) in the second quarter and 43% (to $23.6 million) in the first half, now accounts for approximately 30% of the revenues in this market. The Company expects S&P revenue growth in this market for the year to increase at rates in line with the Company's overall revenue growth.

         In the State and Local Governments and Education target market, second quarter S&P revenues increased 19% while first half S&P revenues increased 28%, compared to the same 1995 periods. The increases have been fueled by several large contracts with state taxation departments who are looking to make substantial improvements in their ability to collect delinquent taxes. The Company expects S&P revenues in the State and Local Governments and Education target market to increase for all of 1996, at rates commensurate with the increase in the Company's overall S&P revenues.

         S&P revenues in the Federal Government Agencies target market increased 10% in both the second quarter and the first six months of 1996. The Company expects S&P revenues in this target market, for all of 1996, to increase, but at rates below the Company's overall growth in S&P revenues.

         S&P revenues from Other Corporate Clients increased 5% during the second quarter and 7% during the first half, compared to the same 1995 periods. S&P revenues from this market, which represents business not covered by the Company's other markets, for all of 1996, is expected to increase, but at rates below the Company's overall growth in S&P revenues.

         EXPENSES

         Client project expenses and other operating expenses combined increased 19% during the second quarter of 1996 and 26% for the first half, which are approximately the same rates as the S&P revenue growth rate. For 1996 as a whole, the Company anticipates that these expenses will continue to be in line with the revenue growth.

         Corporate expenses increased 29% and 24% during the second quarter and first half of 1996, respectively. While some expenses, such as corporate sponsored technology, recruiting, and training programs, increased at rates greater than the increase in revenues, other expenses, such as corporate management, corporate level performance-based compensation, and other corporate activities, grew at rates slower than the revenue increase.

         INCOME FROM OPERATIONS

         Income from operations increased 28% and 35% for the second quarter and first half, respectively, compared to the same 1995 periods. This rate of increase was greater than the S&P revenue increase. For the year as a whole the Company expects profit margins to improve over 1995.

         OTHER (INCOME) EXPENSE

         Interest expense increased 107% in the second quarter and 95% in the first half because of interest payments on additional debt incurred by the Company during the prior year and first half of 1996. Other income decreased 50% during the second quarter and 21% during the first half, when compared to 1995, due primarily to lower levels of investments.

FOREIGN CURRENCY EXCHANGE

         Approximately 34% of the Company's total S&P revenues in the first half of 1996 were derived from non-US business. The Company's practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases, and the Company does take some risk that profits will be adversely affected by foreign currency exchange fluctuations. However, these risks may be mitigated to the extent the Company: 1) successfully negotiates short-term contracts of one year or less, or 2) negotiates provisions that allow pricing adjustments related to currency fluctuations.


LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has provided for its operating cash requirements primarily through funds generated from operations, using bank borrowings primarily for cash and currency management with respect to the short term impact of certain cyclical uses such as annual payments of incentive compensation. At June 30, 1996, the Company's cash and cash equivalents totaled $13.2 million, down from $35.8 million at the end of 1995. Cash used in operating activities was $33.1 million, due primarily to increases in accounts receivable and payments made in the first quarter of the year for incentive compensation and other employee benefits. In the past several quarters, the Company's accounts receivable has been increasing more rapidly than increases in revenues. During the second quarter of 1996, the Company reviewed closely its receivables balances, and emphasized collection efforts. As a result, during the month of July, collections were significantly greater than in prior months. These efforts are continuing. Also, while the Company continued, during the first half of 1996, to experience delays in collecting accounts receivable related to subcontract work with a prime contractor in the child support enforcement business and a receivable related to a contract with a foreign government which is experiencing continued cash flow problems, the Company continued to receive payments from each of these clients during this period and expects to receive all funds due from each of them.

         The Company's cash flows used in investing activities were approximately $18.3 million, primarily for fixed assets and software purchases,
and computer software development during the half.   During the first half of
1996, the Company borrowed $28.7 million under the Company's revolving line of credit facilities with U.S. banks, increasing the total borrowed under such lines of credit to $45.0 million at June 30, 1996. During the first half, the Company made approximately $3.4 million in installment payments of principal on outstanding debt owed to banks; the Company also received approximately $3.7 million during the period from the exercise of stock options.

         At June 30, 1996, the Company's debt-equity ratio, as measured by total liabilities divided by common stockholders' equity, was 0.90, down from
0.92 at December 31, 1995.

        The Company's material unused source of liquidity at the end of the second quarter of 1996 consisted of approximately $24 million under its revolving lines of credit. During the second quarter of 1996, the Company increased its borrowing limit under its multi-currency line of credit facility to $40 million, and under its US dollar facility to $30 million, which raised the aggregate borrowing capacity, under line of credit facilities, to $70 million. One of these committed lines of credit expires by its terms at the end of 1996. Consequently, the Company is presently negotiating with various financial institutions to renew or replace both of these lines of credit. The Company expects to increase its aggregate borrowing capacity above its current $70 million limit through new multi-year replacement credit facilities. The Company believes that its liquidity needs can be met from the various sources described above.

                          PART II   OTHER INFORMATION


Item 1.    Legal Proceedings

           As reported in AMS's Form 10-K for the year ended December 31, 1995 and filed April 1, 1996, Andersen Consulting LLP ("Andersen") sued AMS on July 20, 1995, claiming copyright infringement and appropriation of trade secrets, and seeking injunctive relief as well as damages. On August 25, 1995, the United States District Court for the Southern District of New York, in which the suit is pending, denied Andersen's request for a preliminary injunction.

           AMS vigorously contested Andersen's claims. On August 30, 1995, AMS served its answer together with counterclaims against Andersen. In its answer, AMS denied any liability to Andersen. AMS claimed no trade secret protection exists in the concepts cited by Andersen and that AMS had utilized no confidential information of Andersen. In its counterclaim, AMS alleged that Andersen had defamed AMS and had attempted to interfere with AMS's contracts and opportunities by disseminating false statements regarding AMS. On April 29, 1996, AMS amended its answer and counterclaim to add additional counterclaims against Andersen for trade secret misappropriation and unfair competition.

           On June 28, 1996, AMS and Andersen settled their disputes. On July 8, 1996, the parties filed with the Court a notice of dismissal with prejudice of all claims and counterclaims.


Item 2.    Changes in Securities

           NONE.


Item 3.    Defaults Upon Senior Securities

           NONE.


Item 4.    Submission of Matters to a Vote of Security Holders

           (a) The regular annual meeting of stockholders of the Company was held in Fairfax, Virginia on May 10, 1996 for the purposes of electing the board of directors and voting on the proposals described below.

           (b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, and there was no solicitation in opposition to management's solicitations. All of management's nominees for director were elected.

(c)        Three proposals were submitted to a vote of stockholders as follows:

                 (1) The stockholders approved the election of the following persons as directors of the Company:

                          Name                                 For                       Withheld
                          ----                                 ---                       --------
                          Paul A. Brands                      29,906,041                505,885
                          Philip M. Giuntini                  29,911,136                500,790
                          Charles O. Rossotti                 29,910,653                501,273
                          Patrick W. Gross                    29,910,072                501,854
                          Frederic V. Malek                   30,111,865                300,061
                          Frank A. Nicolai                    29,910,686                501,240
                          Daniel J. Altobello                 30,121,097                290,829
                          W. Walker Lewis                     30,111,535                300,391
                          James J. Forese                     30,121,097                290,829
                          Dorothy Leonard-Barton              30,113,310                298,616

                 (2) The stockholders approved, with 18,383,532 affirmative votes, 6,034,076 negative votes, 67,708 abstentions, and 5,926,610 broker non-votes, the proposal to adopt Stock Option Plan F.

                 (3) The stockholders approved, with 28,393,862 affirmative votes, 739,128 negative votes, 64,291 abstentions, and 1,214,645 broker non-votes, the proposal to adopt a performance-based incentive compensation plan for executive officers.


Item 5.    Other Information

           NONE.


Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 NONE.

           (b)   Reports on Form 8-K

                 NONE.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMERICAN MANAGEMENT SYSTEMS, INCORPORATED





Date:   August 13, 1996               /s/  Philip M. Giuntini
       ------------------             ----------------------------------------------------------------------
                                      Philip M. Giuntini, President



Date:   August 13, 1996               /s/ Frank A. Nicolai
       ------------------             ----------------------------------------------------------------------
                                      Frank A. Nicolai, Executive Vice President, Secretary and Treasurer