Form 10-Q
period 1996-09-30
AMERICAN MANAGEMENT SYSTEMS INC
filed 1996-11-13
CIK 310624

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549

                                   ----------

                                   FORM 10-Q


    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---   SECURITIES EXCHANGE  ACT OF 1934

         For the Quarterly Period Ended September 30, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---   EXCHANGE ACT OF 1934

         For the Transition Period From: ______________  To: ____________

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

                                 YES   X    NO
                                      ----      ----

As of November 7, 1996, 40,835,953 shares of common stock were outstanding.

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

                                    CONTENTS

                                                                                  Page
                                                                                  ----

Part I   Financial Information

         Item 1.      Financial Statements ......................................    1

         Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations .................................    7


Part II  Other Information

         Item 1.      Legal Proceedings .........................................   11

         Item 2.      Changes in Securities .....................................   11

         Item 3.      Defaults Upon Senior Securities ...........................   11

         Item 4.      Submission of Matters to a Vote of Security Holders .......   11

         Item 5.      Other Information .........................................   11

         Item 6.      Exhibits and Reports on Form 8-K ..........................   12

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

                   American Management Systems, Incorporated

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Unaudited

                      (In millions except per share data)


                                              For the Quarter     For the Nine Months
                                             Ended September 30,  Ended September 30,
                                              1996      1995        1996        1995
                                             -------  --------     ------      ------
  REVENUES
     Services and Products .................   $197.2   $143.8    $532.8      $406.1
     Reimbursed Expenses ...................     20.3     18.9      54.9        49.8
                                              -------  -------    ------      ------
                                                217.5    162.7     587.7       455.9

  EXPENSES
     Client Project Expenses ...............    130.0     92.7     354.9       259.0
     Other Operating Expenses ..............     53.9     44.7     149.9       133.4
     Corporate Expenses ....................     14.2     12.1      37.0        30.5
                                              -------  -------    ------      ------
                                                198.1    149.5     541.8       422.9

  INCOME FROM OPERATIONS ...................     19.4     13.2      45.9        33.0

  OTHER (INCOME) EXPENSE
     Interest Expense ......................      1.0      0.5       2.4         1.2
     Other (Income) Expense ................     (0.1)    (0.3)     (0.7)       (0.9)
                                              -------  -------      -----       -----
                                                  0.9      0.2       1.7         0.3

  INCOME BEFORE INCOME TAXES ...............     18.5     13.0      44.2        32.7
  INCOME TAXES .............................      7.8      5.5      18.6        13.7
                                              -------  -------    ------      ------
  NET INCOME ...............................   $ 10.7   $  7.5    $ 25.6      $ 19.0
                                              =======  =======    ======      ======
  WEIGHTED AVERAGE SHARES AND EQUIVALENTS ..     41.9     40.8      41.8        40.6
                                              -------  -------    ------      ------
  NET INCOME PER SHARE .....................   $ 0.25   $ 0.19    $ 0.61      $ 0.47
                                              =======  =======    ======      ======

                   American Management Systems, Incorporated

                        CONSOLIDATED REVENUES BY MARKET

                                   Unaudited

                                 (In millions)



                                               For the Quarter    For the Nine Months
                                              Ended September 30, Ended September 30,
                                                  1996    1995    1996        1995
                                                ------  ------    ------      ------
Telecommunications Firms ...................   $85.7  $ 53.9      $215.3      $146.7

Financial Services Institutions ............    41.9    34.7       118.9        94.0

State and Local Governments and Education ..    31.7    22.0        90.9        68.1

Federal Government Agencies ................    29.3    25.2        81.0        72.4

Other Corporate Clients ....................     8.6     8.0        26.7        24.9
                                              ------  ------      ------      ------

Total Services and Products Revenues .......   197.2   143.8       532.8       406.1

Reimbursed Expenses Revenues ...............    20.3    18.9        54.9        49.8
                                              ------  ------      ------      ------

Total Revenues .............................  $217.5  $162.7      $587.7      $455.9
                                              ======  ======      ======      ======

                   American Management Systems, Incorporated

                          CONSOLIDATED BALANCE SHEETS

                      (In millions except per share data)



                                                                           9/30/96
              ASSETS                                                   (Unaudited)  12/31/95
                                                                       -----------  --------
CURRENT ASSETS
     Cash and Cash Equivalents ......................................       $ 26.2    $ 35.8
     Accounts and Notes Receivable ..................................        272.7     206.1
     Prepaid Expenses and Other Current Assets ......................          5.8       8.9
                                                                       -----------  --------

                                                                             304.7     250.8

FIXED ASSETS
     Equipment ......................................................         57.8      47.4
     Furniture and Fixtures .........................................         15.6      14.2
     Leasehold Improvements .........................................          8.9      11.4
                                                                       -----------  --------
                                                                              82.3      73.0
     Accumulated Depreciation and Amortization                               (40.1)    (35.9)
                                                                       -----------  --------

                                                                              42.2      37.1

OTHER ASSETS
     Purchased and Developed Computer Software (Net of Accumulated
      Amortization of  $47,400,000 and $47,700,000) .................         37.8      33.0
     Intangibles (Net of Accumulated Amortization of $2,500,000 and
      $2,100,000) ...................................................          6.5       6.8
     Other Assets (Net of Accumulated Amortization of $11,400,000 and
      $4,900,000) ...................................................         13.1       9.8
                                                                       -----------  --------
                                                                              57.4      49.6
                                                                       -----------  --------

TOTAL ASSETS ........................................................       $404.3    $337.5
                                                                       ===========  ========

                   American Management Systems, Incorporated

                          CONSOLIDATED BALANCE SHEETS

                      (In millions except per share data)



                                                                             9/30/96
         LIABILITIES AND STOCKHOLDERS' EQUITY                            (Unaudited)  12/31/95
                                                                         -----------  --------
CURRENT LIABILITIES
     Notes Payable and Capitalized Lease Obligations ..................       $ 43.1    $ 23.1
     Accounts Payable .................................................         14.5       8.6
     Accrued Incentive Compensation ...................................         31.0      28.3
     Other Accrued Compensation and Related Items .....................         29.2      25.3
     Deferred Revenues ................................................         27.8      26.3
     Other Accrued Liabilities ........................................          2.2       2.3
     Income Taxes Payable .............................................            -       2.3
                                                                         -----------  --------
                                                                               147.8     116.2
     Deferred Income Taxes ............................................         26.1      19.0
                                                                         -----------  --------

                                                                               173.9     135.2

NONCURRENT LIABILITIES
     Notes Payable and Capitalized Lease Obligations ..................         15.3      20.4
     Other Accrued Liabilities ........................................          0.9       0.7
     Deferred Income Taxes ............................................          5.7       5.7
                                                                         -----------  --------
                                                                                21.9      26.8
                                                                         -----------  --------

TOTAL LIABILITIES .....................................................        195.8     162.0

STOCKHOLDERS' EQUITY
     Preferred Stock ($0.10 Par Value; 4,000,000 Shares Authorized,
      None Issued or Outstanding)
     Common Stock ($0.01 Par Value; 100,000,000 Shares Authorized,
      49,449,894 and 48,867,891 Issued and 40,793,580 and 40,040,454
      Outstanding) ....................................................          0.5       0.5
     Capital in Excess of Par Value ...................................         69.5      65.4
     Retained Earnings ................................................        167.4     141.8
     Currency Translation Adjustment ..................................         (0.9)     (0.7)
     Common Stock in Treasury, at Cost (8,656,314 and 8,827,437 Shares)        (28.0)    (31.5)
                                                                         -----------  --------
                                                                               208.5     175.5
                                                                         -----------  --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................       $404.3    $337.5
                                                                         ===========  ========

                   American Management Systems, Incorporated

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Unaudited

                                 (In millions)

                                                                            For the Nine Months
                                                                            Ended September 30,
                                                                             1996        1995
                                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ..........................................................    $   25.6    $   19.0
   Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization ....................................        27.3        21.9
      Deferred Income Taxes ............................................         7.0         2.3
      Provision for Doubtful Accounts ..................................         1.8         1.2
      Changes in Assets and Liabilities:
          Increase in Trade Receivables ................................       (68.5)      (48.1)
          Decrease in Prepaid Expenses and Other Current Assets ........         3.2         1.2
          Increase in Other Assets .....................................       (10.3)       (5.7)
          Increase in Accrued Incentive Compensation ...................         6.1         2.5
          Increase in Accounts Payable, Other Accrued Compensation,
           and Other Accrued Liabilities ...............................         9.9        14.8
          Increase (Decrease) in Deferred Revenue ......................         1.5        (6.5)
          Decrease in Income Taxes Payable .............................        (2.3)       (1.8)
                                                                          ----------  ----------
      Net Cash Provided by Operating Activities ........................         1.3         0.8
                                                                          ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Fixed Assets ............................................       (16.9)      (18.4)
   Purchase of Computer Software .......................................        (4.7)       (1.8)
   Investment in Software Products .....................................        (9.1)      (10.9)
   Decrease in Other Investments .......................................         0.5         0.3
   Proceeds from Sale of Fixed Assets and Purchased Computer Software ..         0.4         0.3
                                                                          ----------  ----------
      Net Cash Used by Investing Activities ............................       (29.8)      (30.5)
                                                                          ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings ..........................................................        20.2        33.1
   Payments on Borrowings ..............................................        (5.1)       (3.7)
   Proceeds from Common Stock Options Exercised ........................         4.0         1.8
   Payments to Acquire Treasury Stock ..................................        (0.0)       (0.8)
                                                                          ----------  ----------
      Net Cash Provided by Financing Activities ........................        19.1        30.4
   (Increase) Decrease in Currency Translation Adjustment ..............        (0.2)        0.6
                                                                          ----------  ----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...................        (9.6)        1.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................        35.8        34.2
                                                                          ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................    $   26.2    $   35.5
                                                                          ==========  ==========
NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
   Treasury Stock Utilized to Satisfy Accrued Incentive Compensation
    Liabilities ........................................................    $    3.4    $    2.9

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


                                                       Percentage of
                                                       Total Revenues        Period-to-Period Change
                                                       --------------  -----------------------------------------
                                                       Quarter Ended     Quarter Ended       Nine Months Ended
                                                       September 30,    September 30, 1996   September 30, 1996
                                                                                vs.                    vs.
                                                       1996    1995     September 30, 1995   September 30, 1995
                                                      -------  ------   -------------------  -------------------
 Revenues
    Services and Products .................           90.6%    88.4%          37.1%                  31.2%
    Reimbursed Expenses ...................            9.4     11.6            7.4                   10.3
                                                     -----    -----
    Total .................................          100.0    100.0           33.7                   29.0

 Expenses
    Client Project Expenses ...............           59.8     57.0           40.2                   37.0
    Other Operating Expenses ..............           24.8     27.5           20.6                   12.4
    Corporate Expenses ....................            6.5      7.4           17.4                   21.3
                                                     -----    -----
    Total .................................           91.1     91.9           32.5                   28.1

 Income from Operations ...................            8.9      8.1           47.0                   39.1
 Other (Income) Expense ...................            0.4      0.1            -                      -
 Income Before Income Taxes ...............            8.5      8.0           42.3                   35.2
 Income Taxes .............................            3.5      3.4           41.8                   35.8
 Net Income ...............................            5.0      4.6           42.7                   34.8
 Weighted Average Shares and Equivalents ..            -        -              2.7                    3.0
 Net Income per Share .....................            -        -             31.6                   29.8

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

     REVENUES

     Services and products revenues ("S&P revenues") increased 37% during the third quarter and 31% for the first nine months of 1996, compared to the same 1995 periods, with growth occurring, in both the quarter and the nine months, in all of the Company's target markets. The Company expects continued substantial growth for the remainder of the year, at rates of increase comparable to that experienced in the first nine months of 1996.

     Business with non-US clients increased 70% (to $74.9 million) during the third quarter and 72% (to $202.1 million) for the first nine months of 1996, compared to the same 1995 periods. These increases account for approximately 58% and 67% of the total S&P revenue increase of the Company in the third quarter and first nine months, respectively. Business with European clients, which has dominated the rise in non-US business, increased 80% (to $65.1 million) for the quarter and 89% (to $176.7 million) for the first nine months, with revenues from Telecommunications Firms being the principal factor. For the year as a whole, the Company expects the rate of increase in non-US business, and European business in particular, to be somewhat lower than the rates of increase realized in the first nine months of 1996.

     In the Telecommunications Firms target market, S&P revenues increased 59% and 47% in the third quarter and first nine months of 1996, respectively, compared to the same 1995 periods. The majority of this increase is attributable to business with non-US clients, which increased 80% during the quarter (to $61.4 million) and 84% for the nine-month period (to $162.7 million). Business in this market is characterized by very large projects, with relatively few clients. For all of 1996, the Company expects the growth in this market to continue to be greater than the Company's overall growth.

     In the Financial Services Institutions target market, S&P revenues increased 21% in the quarter, and 27% in the first nine months of 1996, over the comparable 1995 periods, owing principally to build-ups in business with clients who started large projects in early 1996 or in the second half of 1995. Business with non-US clients, which increased 39% (to $12.3 million) in the quarter and 42% (to $35.9 million) in the first nine months, now accounts for approximately 30% of the revenues in this market. The Company expects S&P revenue growth in this market for the year to increase at rates in line with the Company's overall revenue growth.

     In the State and Local Governments and Education target market, third quarter S&P revenues increased 44% while S&P revenues for the first nine months increased 33%, compared to the same 1995 periods. The increases have been fueled by several large contracts with state taxation departments that are looking to make substantial improvements in their ability to collect delinquent taxes. The Company expects S&P revenues in the State and Local Governments and Education target market to increase for all of 1996, at rates commensurate with the increase in the Company's overall S&P revenues.

     S&P revenues in the Federal Government Agencies target market increased 16% in the quarter and 12% for the first nine months of 1996 compared to the same 1995 periods. The Company expects S&P revenues in this target market, for all of 1996, to increase but at rates below the Company's overall growth in S&P revenues.

     S&P revenues from Other Corporate Clients increased 8% during the third quarter and 7% during the first nine months, compared to the same 1995 periods. S&P revenues from this market, which represents business not covered by the Company's other markets, for all of 1996, is expected to increase, but at rates below the Company's overall growth in S&P revenues.

     EXPENSES

     Client project expenses and other operating expenses combined increased 34% during the third quarter of 1996 and 29% for the first nine months, which are approximately the same rates as the S&P revenue growth rate. For 1996 as a whole, the Company anticipates that these expenses will continue to be in line with the revenue growth.

     Corporate expenses increased 17% and 21% during the third quarter and first nine months of 1996, respectively. While some expenses, such as corporate sponsored technology, corporate management, and corporate level performance-based compensation, increased at rates greater than the increase in revenues, other expenses, such as corporate sponsored recruiting and training, and other corporate activities, grew at rates slower than the revenue increase.

     INCOME FROM OPERATIONS

     Income from operations increased 47% and 39% for the third quarter and first nine months, respectively, compared to the same 1995 periods. This rate of increase was greater than the S&P revenue increase. For the year as a whole the Company expects profit margins to improve over 1995.

     OTHER (INCOME) EXPENSE

     Interest expense increased 100% in the third quarter and 97% in the first nine months of 1996 because of interest payments on additional debt incurred by the Company during the prior year and first nine months of 1996. Other income decreased 65% during the third quarter and 33% during the first nine months, when compared to 1995, due primarily to lower levels of investments.

FOREIGN CURRENCY EXCHANGE

     Approximately 38% of the Company's total S&P revenues in the first nine months of 1996 were derived from non-US business. The Company's practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases, and the Company does take some risk that profits will be adversely affected by foreign currency exchange fluctuations. However, these risks may be mitigated to the extent the Company: 1) successfully negotiates short-term contracts of one year or less, or 2) negotiates provisions that allow pricing adjustments related to currency fluctuations.


LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has provided for its operating cash requirements primarily through funds generated from operations, using bank borrowings primarily for cash and currency management with respect to the short term impact of certain cyclical uses such as annual payments of incentive compensation. At September 30, 1996, the Company's cash and cash equivalents totaled $26.2 million, down from $35.5 million at the end of 1995. Cash provided by operating activities was $1.3 million, with the increase in accounts receivable offsetting increases in other operating activities. The Company has been successful in slowing down the growth of its accounts receivable, as these assets increased at a slower rate than revenues during the third quarter of 1996. The Company is continuing to review closely its receivables balances and to emphasize collection efforts. Also, while the Company continued, during the first nine months of 1996, to experience delays in collecting accounts receivable related to subcontract work with a prime contractor in the child support enforcement business and a receivable related to a contract with a foreign government which is experiencing continued cash flow problems, the Company continued to receive payments from each of these clients during this period and expects to receive all funds due from each of them.

     The Company's cash flows used in investing activities were approximately $29.8 million, primarily for fixed assets and software purchases, and computer software development during the nine months. During the first nine months of 1996, the Company borrowed $20.2 million under the Company's revolving line of credit facilities with U.S. banks, increasing the total borrowed under such lines of credit to $36.5 million at September 30, 1996. During the first nine months, the Company made approximately $5.1 million in installment payments of principal on outstanding debt owed to banks; the Company also received approximately $4.0 million during the period from the exercise of stock options.

     At September 30, 1996, the Company's debt-equity ratio, as measured by total liabilities divided by common stockholders' equity, was 0.94, up from
0.92 at December 31, 1995.

     The Company's material unused source of liquidity at the end of the third quarter of 1996 consisted of approximately $33.5 million under its revolving lines of credit. During the second quarter of 1996, the Company increased its borrowing limit under its multi-currency line of credit facility to $40 million, and under its US dollar facility to $30 million, which raised the aggregate borrowing capacity, under line of credit facilities, to $70 million. One of these committed lines of credit expires by its terms at the end of 1996. Consequently, the Company has obtained commitments to fund up to $100 million from various financial institutions for a new multi-currency revolving credit and term loan facility. The Company believes that its liquidity needs can be met from the various sources described above.

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

         NONE.


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


                                     AMERICAN MANAGEMENT SYSTEMS, INCORPORATED







Date:   November 13, 1996            /s/  Philip M. Giuntini
        -----------------            -----------------------------------------
                                     Philip M. Giuntini, President



Date:   November 13, 1996            /s/ James E. Marshall
        -----------------            -----------------------------------------
                                     James E. Marshall, Controller