Form 10-K405
period 1996-12-31
AMERICAN MANAGEMENT SYSTEMS INC
filed 1997-03-28
CIK 310624

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549

                              -----------------

                                   FORM 10-K

      X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---    EXCHANGE  ACT OF 1934

            For the Fiscal Year Ended December 31, 1996

                                       OR

     --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the Transition Period From:               To:
                                            -------------     ---------------

                          Commission File No.:  0-9233

                   AMERICAN MANAGEMENT SYSTEMS, INCORPORATED
             (Exact name of registrant as specified in its charter)

 State of Incorporation:  Delaware                        I.R.S. Employer
                                                          Identification No.:  54-0856778

                                4050 Legato Road
                           Fairfax, Virginia   22033

                    (Address of principal executive office)

 Registrant's Telephone No., Including Area Code:  (703) 267-8000

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

                          Yes    X      No
                              -------      -------


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.     X
                 ------

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 24, 1997 was $776,421,799.

As of March 24, 1997, 41,240,731 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE





         1. Pursuant to Form 10-K General Instruction G(2), registrant hereby incorporates by reference those portions of the American Management Systems, Incorporated 1996 Financial Report necessary to respond to items 5, 6, 7, and 8 of this Form 10-K.

         2. Pursuant to Form 10-K General Instruction G(3), registrant hereby incorporates by reference those portions of the American Management Systems, Incorporated definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 1997 necessary to respond to items 10, 11, 12, and 13 of this Form 10-K.

                                    CONTENTS


                                                                                                      Page
                                                                                                      ----

 Part I      Item 1.      Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1

             Item 2.      Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4

             Item 3.      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .        4

             Item 4.      Submission of Matters to a Vote of Security Holders . . . . . . . . . .        4


 Part II     Item 5.      Market for the Registrant's Common Stock
                          and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . .        5

             Item 6.      Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . .        5

             Item 7.      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations . . . . . . . . . . . . . . . . . .        5

             Item 8.      Financial Statements and Supplementary Data . . . . . . . . . . . . . .        5

             Item 9.      Changes in Accountants and Disagreements with
                          Accountants on Accounting and Financial Disclosure  . . . . . . . . . .        5


 Part III    Item 10.     Directors and Executive Officers of the Registrant  . . . . . . . . . .        6

             Item 11.     Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . .        6

             Item 12.     Security Ownership of Certain Beneficial Owners
                          and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6

             Item 13.     Certain Relationships and Related Transactions  . . . . . . . . . . . .        6


 Part IV     Item 14.     Exhibits, Financial Statements and Schedules,
                          and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .        7

                                     PART I

  ITEM 1.        BUSINESS

                 OVERVIEW


                 With 1996 revenues of $812 million, the business of American Management Systems, Incorporated and its wholly-owned subsidiaries ("AMS" or the "Company") is to partner with clients to achieve breakthrough performance through the intelligent use of information technology. AMS provides a full range of consulting services from strategic business analysis to the full implementation of solutions that produce genuine results on time and within budget. AMS measures success based on the results and business benefits achieved by its clients.

                 AMS is a trusted business partner for many of the largest and most respected organizations in the markets in which it specializes. Each year, approximately 85-90% of the Company's revenue comes from clients it worked with in previous years.

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

                 Another significant component of AMS's business is the development of proprietary software products, either with its own funds or on a cost-shared basis with other organizations. These products are principally licensed as elements of custom tailored systems, and, to a lesser extent, as stand-alone applications. The Company expensed $26.0 million in 1996, $19.4 million in 1995 and $20.4 million in 1994 for research and development associated with proprietary software. As a percentage of services and products (S&P) revenues, license and maintenance fee revenues were less than 15% during each of the last three years.

                 In order to serve clients outside of the United States, AMS has expanded internationally by establishing thirteen subsidiaries or branches. Exhibit 21 of this Form 10-K provides a complete listing of all AMS subsidiaries (and branches), showing name, year organized or acquired, and place of incorporation. Services and products revenues attributable to non-US operations of AMS were approximately $267.8 million in 1996, $170.0 million in 1995, and $92.1 million in 1994. Additional information on revenues, operating profits, and assets attributable to AMS's geographic areas of operation is provided in Note 10 of the consolidated financial statements appearing in Exhibit 13 of this Form 10-K.

                 Founded in 1970, AMS services clients worldwide. AMS's approximately 6,800 full-time employees serve clients from corporate headquarters in Fairfax, Virginia and from 53 offices worldwide.

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


                 OTHER CORPORATE CLIENTS


                 The Company also solves information systems problems for the largest firms in other industries, including health care organizations and firms in the gas and electric utilities industry. AMS has systems integration and operations contracts with several large organizations and intends to pursue more. AMS provides technical training and technical consulting services in software technology for large scale business systems.


                 PEOPLE


                 People are AMS's most important asset and its success depends on its ability to attract and motivate especially well-qualified people. The Company's largest investment in recent years has been in recruiting, assimilating, and developing its people.

                 AMS recruited and successfully assimilated approximately 2,250 new staff members in 1996, including 525 in Europe. About one-half of the new staff members came from the Company's college and university recruiting program.

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

                 For large systems integration projects, AMS typically contracts for one phase (design, development, and implementation) at a time. Many contracts may be canceled by the customer on short notice. Most contracts with federal government agencies allow for termination for the convenience of the government and for an annual audit. No contracts are subject to renegotiation at the client's option. AMS generally contracts either on the basis of reimbursement of costs plus a fixed fee, a fixed or ceiling price for each phase, unit rates for time and materials used, or services sold at unit prices. In most cases, AMS receives monthly or per deliverable progress payments.

                 In 1996, the Company worked on projects directly for 90 U.S. Government clients, representing a total of $93.9 million, or 12.8%, of services and products revenues. No other customer accounted for 10% or more of services and products revenues in 1996.

  ITEM 2.        PROPERTIES


                 Headquartered in Fairfax, Virginia, the Company's principal operations occupy approximately 893,000 square feet of office space under leases expiring through 2011. The Company also has other long-term lease commitments totaling approximately 541,000 square feet with varying expirations through 2011 at other locations throughout the United States.

                 Additionally, the Company's international staff occupies approximately 212,000 square feet of office space outside of the U.S. at locations under leases expiring through 2003.

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


                 None.



  ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                 There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

  ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                 STOCKHOLDER MATTERS

                 Market information for the Company's common stock contained in the Company's 1996 Financial Report is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.



  ITEM 6.        SELECTED FINANCIAL DATA


                 Selected financial data contained in the Company's 1996 Financial Report is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.



  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                 Management's discussion and analysis of financial condition and results of operations contained in the Company's 1996 Financial Report is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.



  ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 The consolidated financial statements of the Company, together with the report thereon of Price Waterhouse LLP, and the supplementary financial information, contained in the Company's 1996 Financial Report, are incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.



  ITEM 9.        CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH
                 ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                 None.

                                    PART III

  ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                 Information relating to the directors and executive officers of the Company contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 1997, is incorporated herein by reference. The Company's definitive Proxy Statement will be filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.



  ITEM 11.       EXECUTIVE COMPENSATION


                 Information relating to executive compensation contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 1997, is incorporated herein by reference.
  The Company's definitive Proxy Statement will be filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.



  ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT


                 Information relating to the security ownership of certain beneficial owners and management contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 1997, is incorporated herein by reference. The Company's definitive Proxy Statement will be filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.



  ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                 Information relating to certain relationships and related transactions contained under the headings "Principal Stockholders", "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 9, 1997, is incorporated herein by reference. The Company's definitive Proxy Statement will be filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.

                                    PART IV

  ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON
                 FORM 8-K

                 (a)      1.      FINANCIAL STATEMENTS


                          The consolidated financial statements of American Management Systems, Incorporated and subsidiaries filed are as follows:

                                  Consolidated Statements of Operations for
                                  1996-94

                                  Consolidated Balance Sheets as of December
                                  31, 1996 and 1995

                                  Consolidated Statements of Cash Flows for
                                  1996-94

                                  Consolidated Statements of Changes in
                                  Stockholders' Equity for 1996-94

                                  Notes to Consolidated Financial Statements

                                  Report of Independent Accountants


                          2.      FINANCIAL STATEMENT SCHEDULES


                          The financial statement schedules of American Management Systems, Incorporated and subsidiaries filed are as follows:

                                  Report of independent accountants on
                                  financial statement schedules

                                  Schedule II - Valuation and Qualifying
                                  Accounts for 1996-1994

                          All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or the notes thereto or in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          Individual financial statements of the Company and each of its subsidiaries are omitted because the Company is primarily an operating company, and all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have a minority equity interest in and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which together exceed twenty-five percent of the total assets as shown by the most recent year-end consolidated balance sheet.

                 3.       EXHIBITS


                          The exhibits to the Annual Report on Form 10-K of
American Management Systems, Incorporated filed are as follows:

                          3.      Articles of Incorporation and By-laws

                                  3.1      Second Restated Certificate of
  Incorporation of the Company, (incorporated herein by reference to Exhibit 3 of the Company's 1995 Annual Report on Form 10-K).

                                  3.2      By-laws of the Company,
  (incorporated herein by reference to Exhibit 3 of the Company's 1992 Annual Report on Form 10-K).

                          10.     Material Contracts

                                  10.1     Stock Option Plan F, as amended
  (incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement filed on April 10, 1996).

                                  10.2     Outside Directors Stock-for-Fees
  Plan (incorporated herein by reference to Exhibit C to the Company's definitive Proxy Statement filed on April 10, 1996).

                          11.     Computation of Net Income per Common Share

                          13.     1996 Financial Report

                          21.     Subsidiaries of the Company

                          23.     Consent of Independent Accountants

         (b)     REPORTS ON FORM 8-K

                 None.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES





  To the Board of Directors of
  American Management Systems, Incorporated

         Our audits of the consolidated financial statements referred to in our report dated March 5, 1997 appearing on page 19 of the 1996 Financial Report of American Management Systems, Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

  PRICE WATERHOUSE LLP

  Washington, D.C.
  March 5, 1997

  Schedule II




                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)



                                                                  1996             1995              1994
---------------------------------------------------------------------------------------------------------------
  Allowance for Doubtful Accounts
  -------------------------------

      Balance at Beginning of Period                             $  4.9             $3.3              $1.8

      Allowance Accruals                                           15.2              1.6               1.5

      Charges Against Allowance                                    (1.2)             0.0               0.0
                                                                 ------             ----              ----
      Balance at End of Period                                   $ 18.9             $4.9              $3.3
                                                                 ======             ====              ====


                                   SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th of March, 1997.


                                       American Management Systems, Incorporated




                                        by      s/Philip M. Giuntini
                                                ----------------------
                                                Philip M. Giuntini
                                                President


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Registrant in the capacities and on the date indicated.

                   Signature                                   Title                      Date
                   ---------                         -------------------------    ------------------------

  (i)    Principal Executive Officer:


            s/Paul A. Brands                         Chief Executive              March 28, 1997
         -------------------------------             Officer
         Paul A. Brands


  (ii)   Principal Financial Officer:


            s/Frank A. Nicolai                       Secretary and                March 28, 1997
         -------------------------------             Treasurer
         Frank A. Nicolai


  (iii)  Principal Accounting Officer:


            s/James E. Marshall                      Controller                   March 28, 1997
         -------------------------------
          James E. Marshall


  (iv)   Directors:


            s/Daniel J. Altobello                    Director                     March 28, 1997
         -------------------------------
         Daniel J. Altobello

                   Signature                                   Title                   Date
                   ---------                         -------------------------    -----------------


            s/Paul A. Brands                                Director              March 28, 1997
         ------------------------------
         Paul A. Brands



            s/James J. Forese                               Director              March 28, 1997
         ------------------------------
         James J. Forese



             s/Philip M. Giuntini                           Director              March 28, 1997
         -------------------------------
         Philip M. Giuntini


            s/Patrick W. Gross                              Director              March 28, 1997
         -------------------------------
         Patrick W. Gross


            s/Dorothy Leonard                               Director              March 28, 1997
         -------------------------------
         Dorothy Leonard


            s/W. Walker Lewis                               Director              March 28, 1997
         -------------------------------
         W. Walker Lewis


            s/Frederic V. Malek                             Director              March 28, 1997
         -------------------------------
         Frederic V. Malek


             s/Frank A. Nicolai                             Director              March 28, 1997
         -------------------------------
         Frank A. Nicolai


              s/Charles O. Rossotti                         Director              March 28, 1997
         -------------------------------
          Charles O. Rossotti



              s/Alan G. Spoon                               Director              March 28, 1997
         -------------------------------
          Alan G. Spoon

                                 EXHIBIT INDEX


  Exhibit
  Number       Description
  ------       -----------


    3.1        Second Restated Certificate of Incorporation of the Company,                    *
               (incorporated herein by referenceto Exhibit 3 of the Company's
               1995 Annual Report on Form 10-K).

    3.2        By-laws of the Company, (incorporated herein by reference                       *
               to Exhibit 3 of the Company's 1992 Annual Report on Form
               10-K).

    10.1       Stock Option Plan F, as amended (incorporated herein by                         *
               reference to Exhibit A to the Company's definitive Proxy
               Statement filed on April 10, 1996).

    10.2       Outside Directors Stock-for-Fees Plan (incorporated herein by                   *
               reference to Exhibit C to the Company's definitive Proxy
               Statement filed on April 10, 1996).

    11.        Computation of Net Income per Common Share

    13.        1996 Financial Report

    21.        Subsidiaries of the Company

    23.        Consent of Independent Accountants



-------------------

*  Previously filed.