Form 10-Q
period 1997-03-31
AMERICAN MANAGEMENT SYSTEMS INC
filed 1997-05-15
CIK 310624

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


        X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      -----    SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended March 31, 1997

                                       OR

      ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From:           To:
                                              ----------    -----------

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

As of May 9, 1997, 41,363,026 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


         1. Pursuant to Form 10-Q General Instruction D(1), in response to item 2 of Part I of this Form 10-Q, registrant hereby incorporates by reference the section entitled, "Assumptions Underlying Certain Forward-Looking Statements and Factors That May Affect Future Results," which is contained in Exhibit 13 to the registrant's Annual Report on Form 10-K for its fiscal year ended December 31, 1996 (File No. 0-9233), filed with the Securities and Exchange Commission on March 28, 1997.

                                   CONTENTS


                                                                                                          Page
                                                                                                          ----

Part I     Financial Information
           ---------------------

           Item 1.    Financial Statements..............................................................     1

           Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.........................................................     7


Part II    Other Information
           -----------------

           Item 1.    Legal Proceedings.................................................................    12

           Item 2.    Changes in Securities.............................................................    12

           Item 3.    Defaults Upon Senior Securities...................................................    12

           Item 4.    Submission of Matters to a Vote of Security Holders...............................    12

           Item 5.    Other Information.................................................................    12

           Item 6.    Exhibits and Reports on Form 8-K..................................................    12

                          PART I FINANCIAL INFORMATION


Item 1.    Financial Statements

           The information furnished in the accompanying Consolidated Statements of Operations, Consolidated Revenues by Market, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations and financial condition for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 1996, included in the American Management Systems, Incorporated (the "Company" or "AMS") Annual Report on Form 10-K (File No. 0-9233) filed with the Securities and Exchange Commission on March 28, 1997.

                    American Management Systems, Incorporated

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited

                       (In millions except per share data)




                                                                                             For the Quarter
                                                                                             Ended March 31,
                                                                                            1997        1996
                                                                                          ----------   --------
REVENUES............................................................................       $196.3      $181.4

EXPENSES
       Client Project Expenses......................................................        113.4       109.5
       Other Operating Expenses.....................................................         60.7        49.6
       Corporate Expenses...........................................................         12.2        10.8
                                                                                           ------      ------
                                                                                            186.3       169.9

INCOME FROM OPERATIONS..............................................................         10.0        11.5

OTHER (INCOME) EXPENSE
       Interest Expense.............................................................          1.3         0.7
       Other (Income) Expense.......................................................         (1.0)       (0.5)
                                                                                           ------      ------
                                                                                              0.3         0.2

INCOME BEFORE INCOME TAXES..........................................................          9.7        11.3

INCOME TAXES........................................................................          4.0         4.7
                                                                                           ------      ------

NET INCOME..........................................................................       $  5.7      $  6.6
                                                                                           ======      ======

WEIGHTED AVERAGE SHARES AND EQUIVALENTS.............................................         42.1        41.7
                                                                                           ======      ======

NET INCOME PER SHARE................................................................       $ 0.14      $ 0.16
                                                                                           ======      ======

                    American Management Systems, Incorporated

                         CONSOLIDATED REVENUES BY MARKET

                                    Unaudited

                                  (In millions)


                                                                                              For the Quarter
                                                                                             Ended March 31,
                                                                                            1997           1996
                                                                                        ------------   --------

       Telecommunications Firms.....................................................      $  58.9       $  68.5

       Financial Services Institutions..............................................         51.8          41.0

       State and Local Governments and Education....................................         34.3          31.1

       Federal Government Agencies..................................................         40.6          29.4

       Other Corporate Clients......................................................         10.7          11.4
                                                                                           ------        ------

       Total Revenues...............................................................       $196.3        $181.4
                                                                                           ======        ======

                    American Management Systems, Incorporated

                           CONSOLIDATED BALANCE SHEETS

                       (In millions except per share data)


                                                                                         3/31/97
                  ASSETS                                                                (Unaudited)    12/31/96
                                                                                        -----------    --------

CURRENT ASSETS
       Cash and Cash Equivalents..................................................        $ 30.5         $ 62.8
       Accounts and Notes Receivable..............................................         250.4          247.7
       Prepaid Expenses and Other Current Assets..................................          13.4           13.3
                                                                                          ------         ------

                                                                                           294.3          323.8

FIXED ASSETS
       Equipment..................................................................          64.6           62.0
       Furniture and Fixtures.....................................................          18.7           18.4
       Leasehold Improvements.....................................................          11.0           10.7
                                                                                          ------         ------
                                                                                            94.3           91.1
       Accumulated Depreciation and Amortization                                           (46.9)         (43.1)
                                                                                          ------         ------

                                                                                            47.4           48.0

OTHER ASSETS
       Purchased and Developed Computer Software (Net of Accumulated
         Amortization of $54,400,000 and $50,500,000).............................          42.4           40.2
       Intangibles (Net of Accumulated Amortization of $2,700,000 and
         $2,600,000)..............................................................           6.5            6.3
       Other Assets (Net of Accumulated Amortization of $700,000 and
         $15,700,000).............................................................           4.4            5.9
                                                                                          ------         ------
                                                                                            53.3           52.4
                                                                                          ------         ------

TOTAL ASSETS    ..................................................................        $395.0         $424.2
                                                                                          ======         ======

                    American Management Systems, Incorporated

                           CONSOLIDATED BALANCE SHEETS

                       (In millions except per share data)


                                                                                         3/31/97
           LIABILITIES AND STOCKHOLDERS' EQUITY                                        (Unaudited)       12/31/96
                                                                                       -----------       ---------
CURRENT LIABILITIES
       Notes Payable and Capitalized Lease Obligations............................        $ 55.6         $ 53.5
       Accounts Payable...........................................................          10.4           19.6
       Accrued Incentive Compensation.............................................           -             36.1
       Other Accrued Compensation and Related Items...............................          26.9           32.3
       Deferred Revenues..........................................................          20.1           20.6
       Other Accrued Liabilities..................................................           2.4            2.7
       Provision for Contract Losses..............................................           7.1           18.5
       Income Taxes Payable.......................................................           3.7            7.8
                                                                                          ------         ------
                                                                                           126.2          191.1
       Deferred Income Taxes......................................................          11.3            7.7
                                                                                          ------         ------

                                                                                           137.5          198.8

NONCURRENT LIABILITIES
       Notes Payable and Capitalized Lease Obligations............................          32.0           13.7
       Other Accrued Liabilities..................................................           7.7            1.4
       Deferred Income Taxes......................................................           7.3            7.2
                                                                                          ------         ------
                                                                                            47.0           22.3
                                                                                          ------         ------

TOTAL LIABILITIES.................................................................         184.5          221.1

STOCKHOLDERS' EQUITY
       Preferred Stock ($0.10 Par Value; 4,000,000 Shares Authorized,
         None Issued or Outstanding)
       Common Stock ($0.01 Par Value; 100,000,000 Shares Authorized, 49,898,649
         and 49,598,673 Issued and 41,329,585 and 40,939,209
         Outstanding).............................................................           0.5            0.5
       Capital in Excess of Par Value.............................................          77.0           75.0
       Retained Earnings..........................................................         163.0          157.3
       Currency Translation Adjustment............................................          (3.7)          (1.1)
       Common Stock in Treasury, at Cost (8,569,064 and 8,659,464 Shares).........         (26.3)         (28.6)
                                                                                          ------         ------
                                                                                           210.5          203.1
                                                                                          ------         ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................................        $395.0         $424.2
                                                                                          ======         ======


                    American Management Systems, Incorporated

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited

                                  (In millions)

                                                                                         For the Quarter
                                                                                         Ended March 31,
                                                                                       1997           1996
                                                                                     -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.......................................................................  $  5.7          $  6.6
  Adjustments to Reconcile Net Income to Net
    Cash Provided (Used) by Operating Activities:
      Depreciation and Amortization................................................     8.7            12.6
      Deferred Income Taxes........................................................     3.5             2.5
      Provision for Doubtful Accounts..............................................     0.8             0.5
      Changes in Assets and Liabilities:
           Increase in Trade Receivables...........................................    (3.6)          (20.4)
           Increase in Prepaid Expenses and Other Current Assets...................    (0.1)           (1.6)
           Decrease (Increase) in Other Assets.....................................     0.8            (2.9)
           Decrease in Accrued Incentive Compensation..............................   (33.8)          (16.4)
           (Decrease) Increase in Accounts Payable, Other Accrued
             Compensation, and Other Accrued Liabilities...........................   (19.9)            4.6
           (Decrease) Increase in Deferred Revenue.................................    (0.4)            3.0
           Decrease in Income Taxes Payable........................................    (4.1)           (1.1)
                                                                                     ------          ------

      Net Cash Used by Operating Activities........................................   (42.4)          (12.6)
                                                                                     ------          ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Fixed Assets.........................................................    (4.7)           (4.2)
  Purchase of Computer Software and Investment in Software Products................    (6.0)           (3.4)
  Decrease in Other Investments....................................................     0.3             0.3
  Proceeds from Sale of Fixed Assets and Purchased Computer Software...............     0.7             0.1
                                                                                     ------          ------

      Net Cash Used by Investing Activities........................................    (9.7)           (7.2)
                                                                                     ------          ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings.......................................................................    22.2             6.3
  Payments on Borrowings...........................................................    (1.7)           (1.7)
  Proceeds from Common Stock Options Exercised.....................................     2.0             2.9
                                                                                     ------          ------

      Net Cash Provided by Financing Activities....................................    22.5             7.5

  Increase in Currency Translation Adjustment......................................    (2.7)           (0.3)
                                                                                     ------          ------

NET DECREASE IN CASH AND CASH EQUIVALENTS..........................................   (32.3)          (12.6)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................    62.8            35.8
                                                                                     ------          ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................  $ 30.5          $ 23.2
                                                                                     ======          ======
NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
  Treasury Stock Utilized to Satisfy Accrued Incentive Compensation
    Liabilities....................................................................  $  2.3          $  3.4


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


                                                                     Percentage of            Period-to-Period
                                                                    Total Revenues                Change
                                                                    --------------            ----------------
                                                                    Quarter Ended              Quarter Ended
                                                                       March 31,               March 31, 1997
                                                                                                     vs.
                                                                   1997         1996          March 31, 1996
                                                                ----------   ----------       --------------

Revenues...................................................        100.0%       100.0%                8.2%

Expenses
     Client Project Expenses...............................         57.8         60.4                 3.5
     Other Operating Expenses..............................         30.9         27.3                22.4
     Corporate Expenses....................................          6.2          6.0                13.0
                                                                   -----        -----

     Total.................................................         94.9         93.7                 9.7

Income from Operations.....................................          5.1          6.3               (13.0)

Other (Income) Expense.....................................          0.2          0.1

Income Before Income Taxes.................................          4.9          6.2               (14.2)

Income Taxes...............................................          2.0          2.6               (14.9)

Net Income.................................................          2.9          3.6               (13.6)

Weighted Average Shares and Equivalents....................          -            -                   1.0

Net Income per Share.......................................          -            -                 (12.5)

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain forward-looking statements. In addition, the Company or its representatives from time to time may make, or may have made, certain forward-looking statements, orally or in writing, including, without limitation, any such statements made in the MD&A or any such statements made, or to be made, in the MD&A contained in other filings with the Securities and Exchange Commission. The Company wishes to ensure that such forward-looking statements are accompanied by meaningful cautionary statements so as to ensure to the fullest extent possible the protections of the safe harbor established by the Private Securities Litigation Reform Act of 1995. Accordingly, such forward-looking statements made by, or on behalf of, the Company are qualified in their entirety by reference to, and are accompanied by, the discussion herein of important factors that could cause the Company's actual results to differ materially from those projected in such forward-looking documents.

     REVENUES

     Beginning with this first quarter 1997 Form 10-Q, this section of the MD&A will focus on changes in total revenues for each target market, rather than services and products revenues, consistent with the Company's internal focus on total revenues.

     Revenues increased 8% during the first quarter of 1997, compared to the first quarter of 1996, with growth occurring in all of the Company's target markets, except the Telecommunications Firms market.

     Business with non-US clients decreased 6% (to $60.0 million) during the first quarter of 1997, compared to the same 1996 period. The decrease was primarily due to the suspension of work on a non-US telecommunications systems project, as previously discussed in the Form 10-K filed with the SEC on March 28, 1997. All other business with non-US clients increased 20% during the first quarter of 1997.

     In the Telecommunications Firms market, revenues decreased 14%, compared to the 1996 quarter, owing to the above-cited suspension. Revenues from all other telecommunication clients increased 8%, compared to the first quarter of 1996. Non-US revenues in this market declined 17%; excluding the effects of the suspended portion of the non-US contract, non-US revenues in this market increased 15%. Business in this market is characterized by very large projects, with relatively few clients. For all of 1997, the Company expects the annual growth in this market will be below that for 1996 and in line with the Company's overall growth rate, reflecting the impact of reduced revenues from the non-US project. Most of the revenue increases in this market are expected to be from domestic sources; the Company is continuing work however on one release of the major non-US systems project, another portion of which was suspended by the client as referred to above.

     In the Financial Services Institutions target market, 1997 revenues in the first quarter increased 26% over the comparable 1996 period, owing principally to build-ups in business with clients who started large projects in 1996. Business with non-US clients accounted for approximately 29% of the revenues in this market ($52 million). For all of 1997, the Company expects revenue growth in this market to increase at rates slightly below the Company's overall revenue growth.

         In the State and Local Governments and Education target market, revenues increased 10% during the first quarter of 1997. The 1997 increase was fueled by several large contracts with state taxation departments looking to make substantial improvements in their ability to collect delinquent taxes and continued subcontract work in the child support enforcement business. The Company expects revenues in the State and Local Governments and Education market to increase in 1997 at rates slightly ahead of the increase in the Company's overall revenues.

         Revenues in the Federal Government Agencies target market increased 38% during the first quarter of 1997, compared to the first quarter of 1996. This increase was attributable equally to increased business with existing clients and new business with both defense and civilian agencies. The Company expects revenues in this target market, for all of 1997, to increase at rates greater than the overall growth rate of the Company, owing in part to award of a significant contract with the Department of Defense.

         Revenues from Other Corporate Clients decreased 6% during the quarter, compared to 1996. Revenues from this market, which includes business in two smaller vertical markets, the health care market and the electric and gas utilities market, for all of 1997, is expected to increase at rates exceeding the Company's overall growth in revenues.

         EXPENSES

         Client project expenses and other operating expenses together increased 9% during the first quarter of 1997, generally in line with the revenue growth rate. For all of 1997, the Company anticipates that these expenses will continue to grow in proportion to revenue growth. The Company expects to make significant expenditures related to research and development as it produces the next generation of software used in its telecommunications business. A majority of these expenditures will be capitalized.

         Corporate Expenses increased 13% for the quarter when comparing the two first quarter periods. While some expenses, such as corporate-sponsored recruiting, training, and technology increased at rates greater than the increase in revenues, other expenses, such as corporate management, corporate level performance-based incentive compensation, and other corporate activities, grew slower than did revenues.

         INCOME FROM OPERATIONS

         Income from operations decreased 13% for the first quarter of 1997. A principal factor in the decrease was the significant amount of management and staff resources that have been consumed in attempting to resolve the issues with the non-US telecommuncations client project, and the reduced levels of revenues that these resources would otherwise have generated. Also, contributing to the decrease quarter-to-quarter were increases in the Company's recruiting costs. For the above-cited reasons, the Company expects profit margins, in the first half of 1997, to be significantly below the Company's profit margins for the first half of 1996.

         OTHER (INCOME) EXPENSE

         Interest expense increased 86% during the first quarter of 1997, because of additional long-term debt incurred by the Company during the first quarter 1997 and significant increases in short-term borrowing to finance the growth of the Company. Other income increased 100% in the first quarter 1997, compared to 1996, due primarily to a refund of property taxes.

FOREIGN CURRENCY EXCHANGE

         Approximately 31% of the Company's first quarter revenues were derived from non-US business. The Company's practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases, and the Company does take some risk that profits and stockholder's equity will be affected by foreign currency exchange fluctuations. However, these risks are mitigated to the extent the Company: 1) successfully negotiates short-term contracts (one year or less), or 2) negotiates provisions that allow pricing adjustments related to currency fluctuations. To date, the Company has not engaged in any hedging activities relating to foreign currency exchange fluctuations.


LIQUIDITY AND CAPITAL RESOURCES

         The Company provides for its operating cash requirements primarily through funds generated from operations, and secondarily from bank borrowings, which provide for cash and currency management with respect to the short-term impact of certain cyclical uses such as annual payments of incentive compensation as well as financing to some degree accounts receivable. At March 31, 1997, the Company's cash and cash equivalents totaled $30.5 million, down from $62.8 million at the end of 1996. Cash used in operating activities was $42.4 million, due primarily to payments made in the first quarter for incentive compensation and other employee benefits, and to a lesser extent, continued delays in collecting accounts receivable related to subcontract work with a prime contractor in the child support enforcement business and a receivable from a foreign government experiencing continued cash flow problems. The Company expects to receive all funds due from these clients.

         The Company invested over $9.7 million in fixed assets and software purchases, and computer software development during the first quarter of 1997. Revolving line of credit borrowings increased by $2.2 million over 1996, which borrowings consisted entirely of foreign currency borrowings by the Company's non-US subsidiaries, all of which borrowings remained outstanding at March 31, 1997. Additionally, the Company borrowed $20 million under the term loan provisions of its new $100 million syndicated debt facility. During the first quarter, the Company made approximately $1.7 million in installment payments of principal on outstanding debt owed to banks; the Company also received approximately $2.0 million during the period from the exercise of stock options.

         At March 31, 1997, the Company's debt-equity ratio, as measured by total liabilities divided by stockholders' equity, was 0.88, down from 1.09 at December 31, 1996.

         The Company's material unused source of liquidity at the end of the first quarter 1997 consisted of approximately $31 million under the new revolving credit facility. The Company believes that its liquidity needs can be met from the various sources described above.

NEW ACCOUNTING PRONOUNCEMENT

         Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", was issued by the Financial Accounting Standards Board in February 1997. The effective date of SFAS No. 128 is for periods ending after December 15, 1997 and early adoption is not permitted. The Company will implement SFAS No. 128 during the quarter and year ended December 31, 1997 and management does not expect this pronouncement to have a material impact on Earnings per Share.

                 ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING

                                 STATEMENTS AND

                     FACTORS THAT MAY AFFECT FUTURE RESULTS


         In the next few years, the Company expects growth in revenues to be at the Company's historical long-term rates and not at the exceptional rates posted in recent years. The more controlled and lower growth in revenues should enable the Company to improve its profit margins. These margins were reduced during the last two years owing to heavy investment in building up staff capacity and infrastructure, and the stress of absorbing many new professional staff. Delays in the completion of one software release in a major multi-release project during the fourth quarter of 1996, and the client's subsequent suspension, in early 1997, of another software release, also contributed to the Company's reduced profit margin for the first quarter of 1997.

         The Company faces continuing risks in the area of project delivery and staffing. AMS has established a reputation in the marketplace of being a firm which delivers on time and in accordance with specifications regardless of the complexity of the application and the technology. The Company's customers often have a great deal at stake in being able to meet market and regulatory demands, and demand very ambitious terms and delivery schedules. In order to meet its contractual commitments, AMS must continue to be able to successfully recruit, train, and assimilate large numbers of entry-level and experienced employees annually, as well as to provide sufficient senior managerial experience on engagements, especially on large, complex projects. Moreover, this staff must be re-deployed on projects throughout North America, Europe, and other locations.

         There is also the risk of successfully managing large projects and the risk of a material impact on results because of the unanticipated delay, suspension, renegotiation or cancellation of a large project. Any such development in a project could result in a drop in revenues or profits, the need to relocate staff, a potential dispute with a client regarding money owed, and a diminution of AMS's reputation. These risks are magnified in the largest projects and markets simply because of their size. The Company's business is characterized by large contracts producing high percentages of the Company's revenues. For example, 34% of the Company's total revenues in 1996 were derived from business with ten clients. Events such as unanticipated declines in revenues or profits could in turn result in immediate fluctuations in the trading price and volume of the Company's stock.

         Certain other risks, including, but not limited to, the Company's increasing international scope of operations, are discussed elsewhere in this Form 10-Q. Because the Company operates in a rapidly changing and highly competitive market, additional risks not discussed in this Form 10-Q may emerge from time to time. The Company cannot predict such risks or assess the impact, if any, such risks may have on its business. Consequently, the Company's various forward-looking statements, made, or to be made, should not be relied upon as a prediction of actual results.

                            PART II OTHER INFORMATION



Item 1.    Legal Proceedings

           NONE.


Item 2.    Changes in Securities

           NONE.


Item 3.    Defaults Upon Senior Securities

           NONE.


Item 4.    Submission of Matters to a Vote of Security Holders

           NONE.


Item 5.    Other Information

           NONE.


Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  10.3 $100,000,000 Multi-Currency Revolving Credit and Term Loan Agreement among AMS, subsidiaries of AMS, the bank lenders party thereto, and Wachovia Bank of Georgia, N.A. and NationsBank, N.A. as agents, dated December 24, 1996.

           (b)    Reports on Form 8-K

                  NONE.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMERICAN MANAGEMENT SYSTEMS, INCORPORATED







Date:     May 15, 1997                /s/  Philip M. Giuntini
     ----------------------           -----------------------------------------
                                      Philip M. Giuntini, President





Date:     May 15, 1997                /s/ James E. Marshall
     ----------------------           -----------------------------------------
                                      James E. Marshall, Controller