Form 10-Q
period 1997-06-30
AMERICAN MANAGEMENT SYSTEMS INC
filed 1997-08-01
CIK 310624

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                              ------------------

                                   FORM 10-Q


     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---     EXCHANGE ACT OF 1934

            For the Quarterly Period Ended June 30, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ---     SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From:                 To:
                                                -----------      -------------

                         Commission File No.:  0-9233


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

                          YES      X        NO
                                -------         ---------


As of July 25, 1997, 41,409,494 shares of common stock were outstanding.

                                    CONTENTS


                                                                                                       Page
                                                                                                       ----
Part I     Financial Information
           ---------------------

           Item 1.   Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . .        1

           Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .        7

           Item 3.   Quantitative and Qualitative Disclosures about Market Risk . . . . . . . . .       12

Part II    Other Information
           -----------------

           Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12

           Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . .       12

           Item 3.   Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . .       12

           Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . .       12

           Item 5.   Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13

           Item 6.   Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . .       13

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

                   American Management Systems, Incorporated

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Unaudited

                      (In millions except per share data)



                                                                    For the Quarter    For the Six Months
                                                                    Ended June 30,     Ended June 30,
                                                                     1997     1996      1997    1996
                                                                    ------   ------    ------  ------
REVENUES  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $220.9   $188.8    $417.2  $370.2

EXPENSES
      Client Project Expenses   . . . . . . . . . . . . . . . .      129.5    115.4     242.8   224.9
      Other Operating Expenses  . . . . . . . . . . . . . . . .       64.7     46.3     125.4    95.9
      Corporate Expenses  . . . . . . . . . . . . . . . . . . .       12.1     12.1      24.3    22.9
                                                                     -----   ------    ------  ------
                                                                     206.3    173.8     392.5   343.7

INCOME FROM OPERATIONS  . . . . . . . . . . . . . . . . . . . .       14.6     15.0      24.7    26.5

OTHER (INCOME) EXPENSE
      Interest Expense  . . . . . . . . . . . . . . . . . . . .        1.7      0.8       3.0     1.4
      Other (Income) Expense  . . . . . . . . . . . . . . . . .       (0.4)    (0.1)     (1.4)   (0.6)
                                                                    ------   ------    ------  ------
                                                                       1.3      0.7       1.6     0.8

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . .       13.3     14.3      23.1    25.7

INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . .        5.4      6.0       9.5    10.8
                                                                    ------   ------    ------  ------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . .     $  7.9   $  8.3    $ 13.6  $ 14.9
                                                                    ======   ======    ======  ======

WEIGHTED AVERAGE SHARES AND EQUIVALENTS . . . . . . . . . . . .       42.4     42.0      42.2    41.8
                                                                    ======   ======    ======  ======

NET INCOME PER SHARE  . . . . . . . . . . . . . . . . . . . . .     $ 0.18   $ 0.20    $ 0.32  $ 0.36
                                                                    ======   ======    ======  ======

                   American Management Systems, Incorporated

                        CONSOLIDATED REVENUES BY MARKET

                                   Unaudited

                                 (In millions)


                                                                      For the Quarter      For the Six Months
                                                                       Ended June 30,        Ended June 30,
                                                                      1997       1996        1997      1996
                                                                    --------   --------    --------  --------
      Telecommunications Firms  . . . . . . . . . . . . . . . .      $ 75.1     $ 69.7      $134.0    $138.1

      Financial Services Institutions   . . . . . . . . . . . .        54.1       44.7       105.9      85.8

      State and Local Governments and Education   . . . . . . .        42.5       33.1        76.8      64.3

      Federal Government Agencies   . . . . . . . . . . . . . .        43.4       30.2        84.0      59.6

      Other Corporate Clients   . . . . . . . . . . . . . . . .         5.8       11.1        16.5      22.4
                                                                     ------     ------      ------    ------

      Total Revenues  . . . . . . . . . . . . . . . . . . . . .      $220.9     $188.8      $417.2    $370.2
                                                                     ======     ======      ======    ======

                   American Management Systems, Incorporated

                          CONSOLIDATED BALANCE SHEETS

                      (In millions except per share data)


                                                                                   6/30/97
                 ASSETS                                                          (Unaudited)    12/31/96
                                                                                 -----------    --------
CURRENT ASSETS
      Cash and Cash Equivalents   . . . . . . . . . . . . . . . . . . . . . .       $ 38.2       $ 62.8
      Accounts and Notes Receivable   . . . . . . . . . . . . . . . . . . . .        257.2        247.7
      Prepaid Expenses and Other Current Assets   . . . . . . . . . . . . . .          8.8         13.3
                                                                                    ------       ------

                                                                                     304.2        323.8

FIXED ASSETS
      Equipment   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         66.0         62.0
      Furniture and Fixtures  . . . . . . . . . . . . . . . . . . . . . . . .         20.3         18.4
      Leasehold Improvements  . . . . . . . . . . . . . . . . . . . . . . . .         12.0         10.7
                                                                                    ------       ------
                                                                                      98.3         91.1
      Accumulated Depreciation and Amortization                                      (51.1)       (43.1)
                                                                                    ------       ------

                                                                                      47.2         48.0

OTHER ASSETS
      Purchased and Developed Computer Software (Net of Accumulated
        Amortization of  $54,900,000 and $50,500,000)   . . . . . . . . . . .         49.0         40.2
      Intangibles (Net of Accumulated Amortization of $2,800,000 and
        $2,600,000)   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6.3          6.3
      Other Assets (Net of Accumulated Amortization of $800,000 and
        $15,700,000)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12.7          5.9
                                                                                    ------       ------
                                                                                      68.0         52.4
                                                                                    ------       ------

TOTAL ASSETS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $419.4       $424.2
                                                                                    ======       ======

                   American Management Systems, Incorporated

                          CONSOLIDATED BALANCE SHEETS

                      (In millions except per share data)


                                                                                     6/30/97
           LIABILITIES AND STOCKHOLDERS' EQUITY                                    (Unaudited)      12/31/96
                                                                                   -----------      --------
CURRENT LIABILITIES
      Notes Payable and Capitalized Lease Obligations   . . . . . . . . . . .         $ 61.1         $ 53.5
      Accounts Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .           13.9           19.6
      Accrued Incentive Compensation  . . . . . . . . . . . . . . . . . . . .            5.9           36.1
      Other Accrued Compensation and Related Items  . . . . . . . . . . . . .           31.4           32.3
      Deferred Revenues   . . . . . . . . . . . . . . . . . . . . . . . . . .           23.5           20.6
      Other Accrued Liabilities   . . . . . . . . . . . . . . . . . . . . . .            2.0            2.7
      Provision for Contract Losses   . . . . . . . . . . . . . . . . . . . .            3.1           18.5
      Income Taxes Payable  . . . . . . . . . . . . . . . . . . . . . . . . .            3.6            7.8
                                                                                      ------         ------
                                                                                       144.5          191.1
      Deferred Income Taxes   . . . . . . . . . . . . . . . . . . . . . . . .           12.0            7.7
                                                                                      ------         ------

                                                                                       156.5          198.8

NONCURRENT LIABILITIES
      Notes Payable and Capitalized Lease Obligations   . . . . . . . . . . .           30.3           13.7
      Other Accrued Liabilities   . . . . . . . . . . . . . . . . . . . . . .            8.5            1.4
      Deferred Income Taxes   . . . . . . . . . . . . . . . . . . . . . . . .            7.2            7.2
                                                                                      ------         ------
                                                                                        46.0           22.3
                                                                                      ------         ------

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          202.5          221.1

STOCKHOLDERS' EQUITY
      Preferred Stock ($0.10 Par Value; 4,000,000 Shares Authorized,
        None Issued or Outstanding)
      Common Stock ($0.01 Par Value; 100,000,000 Shares Authorized,
      49,960,164 and 49,598,673 Issued and 41,389,288 and 40,939,209
        Outstanding)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0.5            0.5
      Capital in Excess of Par Value  . . . . . . . . . . . . . . . . . . . .           77.7           75.0
      Retained Earnings   . . . . . . . . . . . . . . . . . . . . . . . . . .          170.9          157.3
      Currency Translation Adjustment   . . . . . . . . . . . . . . . . . . .           (5.8)          (1.1)
      Common Stock in Treasury, at Cost (8,570,876 and 8,659,464 Shares)  . .          (26.4)         (28.6)
                                                                                      ------         ------
                                                                                       216.9          203.1
                                                                                      ------         ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . .         $419.4         $424.2
                                                                                      ======         ======

                  American Management Systems, Incorporated

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  Unaudited

                                (In millions)

                                                                                    For the Six Months
                                                                                       Ended June 30,
                                                                                     1997          1996
                                                                                    ------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 13.6       $  14.9
    Adjustments to Reconcile Net Income to Net
      Cash Used by Operating Activities:
         Depreciation and Amortization  . . . . . . . . . . . . . . . . . . . . .     17.1          20.0
         Deferred Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . .      4.3           4.4
         Provision for Doubtful Accounts  . . . . . . . . . . . . . . . . . . . .      2.6           1.0
         Changes in Assets and Liabilities:
             Increase in Trade Receivables  . . . . . . . . . . . . . . . . . . .    (12.1)        (55.6)
             Decrease (Increase) in Prepaid Expenses and Other Current Assets . .      4.4          (2.5)
              Increase in Other Assets  . . . . . . . . . . . . . . . . . . . . .     (7.6)         (4.9)
             Decrease in Accrued Incentive Compensation . . . . . . . . . . . . .    (28.0)         (8.0)
             (Decrease) Increase  in Accounts Payable, Other Accrued
               Compensation, and Other Accrued Liabilities  . . . . . . . . . . .    (15.4)          0.3
             Increase (Decrease) in Deferred Revenue  . . . . . . . . . . . . . .      2.9          (0.4)
             Decrease in Income Taxes Payable . . . . . . . . . . . . . . . . . .     (4.3)         (2.3)
                                                                                   -------       -------

         Net Cash Used by Operating Activities  . . . . . . . . . . . . . . . . .    (22.5)        (33.1)
                                                                                   -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Fixed Assets  . . . . . . . . . . . . . . . . . . . . . . . . . .     (8.4)        (10.6)
    Purchase of Computer Software and Investment in Software Products   . . . . .    (16.4)         (8.5)
    Decrease in Other Investments   . . . . . . . . . . . . . . . . . . . . . . .      0.5           0.4
    Proceeds from Sale of Fixed Assets and Purchased Computer Software  . . . . .      0.2           0.4
                                                                                   -------       -------

         Net Cash Used by Investing Activities  . . . . . . . . . . . . . . . . .    (24.1)        (18.3)
                                                                                   -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27.5          28.7
    Payments on Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3.4)         (3.4)
    Proceeds from Common Stock Options Exercised  . . . . . . . . . . . . . . . .      2.7           3.7
    Payments to Acquire Treasury Stock  . . . . . . . . . . . . . . . . . . . . .     (0.1)          -
                                                                                   -------       -------

         Net Cash Provided by Financing Activities  . . . . . . . . . . . . . . .     26.7          29.0

    Increase in Currency Translation Adjustment   . . . . . . . . . . . . . . . .     (4.7)         (0.2)
                                                                                   -------       -------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . .    (24.6)        (22.6)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . .     62.8          35.8
                                                                                   -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . . .  $  38.2       $  13.2
                                                                                   =======       =======
NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
    Treasury Stock Utilized to Satisfy Accrued Incentive Compensation
      Liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   2.3       $   3.4

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


                                                   Percentage of
                                                   Total Revenues           Period-to-Period Change
                                                   --------------      -----------------------------------
                                                   Quarter Ended       Quarter Ended      Six Months Ended
                                                      June 30,         June 30, 1997        June 30, 1997
                                                                            vs.                   vs.
                                                  1997        1996     June 30, 1996        June 30, 1996
                                                --------    --------   -------------      ----------------
Revenues  . . . . . . . . . . . . . . . . . .     100.0%      100.0%         17.0%              12.7%


Expenses
    Client Project Expenses   . . . . . . . .      58.6        61.2          12.2                8.0
    Other Operating Expenses  . . . . . . . .      29.3        24.5          39.7               30.8
    Corporate Expenses  . . . . . . . . . . .       5.5         6.4           0.0                6.1
                                                  -----       -----

    Total   . . . . . . . . . . . . . . . . .      93.4        92.1          18.7               14.2

Income from Operations  . . . . . . . . . . .       6.6         7.9          (2.7)              (6.8)

Other (Income) Expense  . . . . . . . . . . .       0.6         0.4             -                  -

Income Before Income Taxes  . . . . . . . . .       6.0         7.5          (7.0)             (10.1)

Income Taxes  . . . . . . . . . . . . . . . .       2.4         3.1         (10.0)             (12.0)

Net Income  . . . . . . . . . . . . . . . . .       3.6         4.4          (4.8)              (8.7)

Weighted Average Shares and Equivalents . . .         -           -           0.9                0.9

Net Income per Share  . . . . . . . . . . . .         -           -         (10.0)             (11.1)

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain forward-looking statements. In addition, the Company or its representatives from time to time may make, or may have made, certain forward-looking statements, orally or in writing, including, without limitation, any such statements made in this MD&A, press releases, or any such statements made, or to be made, in the MD&A contained in other filings with the Securities and Exchange Commission. The Company wishes to ensure that such forward-looking statements are accompanied by meaningful cautionary statements so as to ensure, to the fullest extent possible, the protections of the safe harbor established by the Private Securities Litigation Reform Act of 1995. Accordingly, such forward-looking statements made by, or on behalf of, the Company are qualified in their entirety by reference to, and are accompanied by, the discussion herein of important factors that could cause the Company's actual results to differ materially from those projected in such forward-looking documents.

         REVENUES

         Revenues increased 17% during the second quarter and 13% for the first six months of 1997, compared to the same 1996 periods, with second quarter growth occurring in all of the Company's target markets, except the Other Corporate Clients market. For the first six months of 1997, growth occurred in all target markets except the Telecommunication Firms and the Other Corporate Client markets.

         Business with non-US clients increased 8% (to $73.7 million) during the second quarter and 1% (to $133.7 million) for the first six months of 1997, compared to the same 1996 periods. The low rate of increase was primarily due to the suspension of work on a non-US telecommunications systems project, as previously disclosed. All other business with non-US clients increased 35% and 28% during the second quarter and first six months, respectively.

         In the Telecommunications Firms market, revenues increased only 8% in the second quarter and decreased 3% for the first six months, compared to the 1996 periods, owing to the above-cited suspension. Revenues from all other telecommunication clients increased 34% in the second quarter and 20% for the first half of 1997, when compared to 1996. Non-US revenues in this market increased 3% for the quarter and declined 7% for the first half, compared to the prior periods. Excluding the effects of the above cited non-US contract, non-US revenues in this market increased 38% in the second quarter and 26% for the first half of 1997. Business in this market is characterized by very large projects with relatively few clients. For all of 1997, the Company expects the annual growth in this market will be below that for 1996 and below the Company's overall growth rate, reflecting the impact of reduced revenues from the non-US project. The Company is continuing work on one release of the major non-US systems project referred to above, however, there continue to be significant uncertainties relating to this project.

         In the Financial Services Institutions target market, 1997 revenues in the second quarter and first half, increased 21% and 23%, respectively, when compared to the 1996 periods, owing to build-ups in business with clients who started large projects in 1996, and start-up work on several new contracts awarded during the first half of 1997. Business with non-US clients accounted for approximately 35% of the second quarter revenues in this market ($19 million) and 32% of the six months revenues ($34 million). For all of 1997, the Company expects revenue growth in this market to increase in line with the Company's overall revenue growth.

         In the State and Local Governments and Education target market, revenues increased 28% in the second quarter and 19% for the first half of 1997. The increases for both 1997 periods were attributable to continued work with state taxation departments and several new engagements for financial and revenue systems. The Company expects revenues in the State and Local Governments and Education market to increase in 1997 at rates somewhat higher than the increase in the Company's overall revenues.

         Revenues in the Federal Government Agencies target market increased 44% during the second quarter, and 41% during the first half of 1997, compared to the first quarter of 1996. This increase was attributable to increased business with existing clients and new business with both defense and civilian agencies. The Company expects revenues in this target market, for all of 1997, to increase at rates greater than the overall growth rate of the Company, owing in part to the award of a significant contract with the Department of Defense.

         Revenues from Other Corporate Clients decreased 48% during the second quarter and 26% for the first half, compared to 1996. The decrease in revenues, specifically in the second quarter, was due in part to a reclassification of 1997 first quarter revenues to the other target markets. Absent that reclassification, second quarter revenues would have decreased 20%. The Company has made a conscious decision to focus business in the health care market and the electric and gas utilities market.

          EXPENSES

         Client project expenses and other operating expenses together increased 20% during the second quarter and 15% for the first half of 1997, generally in line with the revenue growth rate. For all of 1997, the Company anticipates that these expenses will continue to grow in proportion to revenue growth. During the first half, and continuing throughout 1997, the Company is making significant expenditures related to research and development as it produces the next generation of software to be used in its telecommunications business. A significant portion of these expenditures are being capitalized.

         Corporate Expenses were flat during the second quarter and increased 6% for the first half, when compared to the 1996 periods. The reduced rate of growth in these expenses reflects the Company's focus on controlling these expenses along with reductions in corporate level performance-based incentive compensation.

         INCOME FROM OPERATIONS

         Income from operations decreased 3% for the second quarter and 7% for the first six months of 1997. A principal factor in the decrease was the significant amount of management and staff resources that have been consumed working on the non-US telecommunications client project, at break-even rates. The Company expects to show increases in income from operations for the remainder of the year, and the year as a whole.

         OTHER (INCOME) EXPENSE

         Interest expense increased 113% during the second quarter and increased 114% during the first half of 1997, because of additional long-term debt incurred by the Company during the first quarter 1997 and increases in short-term borrowing to finance the growth of the Company's accounts receivable. Other income increased 300% in the second quarter and 133% for the first half of 1997, compared to 1996, due primarily to a refund of property taxes.

FOREIGN CURRENCY EXCHANGE

         Approximately 32% of the Company's first half revenues were derived from non-US business. The Company's practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases, and the Company does take some risk that profits and stockholders' equity will be affected by foreign currency exchange fluctuations. However, these risks are mitigated to the extent the
Company: 1) successfully negotiates short-term contracts (one year or less), or
2) negotiates provisions that allow pricing adjustments related to currency fluctuations. To date, the Company has not engaged in any hedging activities relating to foreign currency exchange fluctuations.


LIQUIDITY AND CAPITAL RESOURCES

         The Company provides for its operating cash requirements primarily through funds generated from operations, and secondarily from bank borrowings, which provide for cash and currency management with respect to the short-term impact of certain cyclical uses such as annual payments of incentive compensation as well as to some degree financing of accounts receivable. At June 30, 1997, the Company's cash and cash equivalents totaled $38.2 million, down from $62.8 million at the end of 1996. Cash used in operating activities was $22.5 million, due primarily to payments made in the first quarter for incentive compensation and other employee benefits, and to a lesser extent, continued delays in collecting accounts receivable related to subcontract work with a prime contractor in the child support enforcement business and a receivable from a foreign government experiencing continued cash flow problems. The Company received a large payment during the second quarter related to the subcontract work in the child enforcement business, but there remain uncertainties regarding timely collection of the balance of such receivables.

         The Company invested over $24.8 million in fixed assets and software purchases, and computer software development during the first half of 1997. Revolving line of credit borrowings during the first half of 1997 increased by $7.5 million over year-end 1996, which borrowings consisted entirely of foreign currency borrowings by the Company's non-US subsidiaries, all of which borrowings remained outstanding at June 30, 1997. Additionally, the Company borrowed $20 million under the term loan provisions of its new $100 million syndicated debt facility. During the first half, the Company made approximately $3.3 million in installment payments of principal on outstanding debt owed to banks; the Company also received approximately $2.6 million during the period from the exercise of stock options.

         At June 30, 1997, the Company's debt-equity ratio, as measured by total liabilities divided by stockholders' equity, was 0.93, down from 1.09 at December 31, 1996.

         The Company's material unused source of liquidity at the end of the second quarter 1997 consisted of approximately $26 million under the new revolving credit facility. The Company believes that its liquidity needs can be met from the various sources described above.


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

                 ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING

                                 STATEMENTS AND

                     FACTORS THAT MAY AFFECT FUTURE RESULTS


         In the next few years, the Company expects growth in revenues to be at the Company's historical long-term rates and not at the exceptional rates posted in recent years. The more controlled and lower growth in revenues should enable the Company to improve its profit margins. These margins were reduced during the last two years owing to heavy investment in building up staff capacity and infrastructure, and the stress of absorbing many new professional staff. Delays in the completion of one software release in a major multi-release project for a non-US telecommunications system project during the fourth quarter of 1996, and the client's subsequent suspension, in early 1997, of another software release, also contributed to the Company's reduced profit margin for the first half of 1997. There continue to be significant uncertainties relating to this project.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

           NONE.


                          PART II   OTHER INFORMATION


Item 1.    Legal Proceedings

           NONE.


Item 2.    Changes in Securities

           NONE.


Item 3.    Defaults Upon Senior Securities

           NONE.


Item 4.    Submission of Matters to a Vote of Security Holders

           (a) The regular annual meeting of stockholders of the Company was held in Fairfax, Virginia on May 9, 1997 for the purposes of electing the board of directors and voting on the proposal described below.

           (b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, and there was no solicitation in opposition to management's solicitations. All of management's nominees for director were elected.

           (c) Two proposals were submitted to a vote of stockholders as follows:

                 (1) The stockholders approved the election of the following persons as directors of the Company:

                 Name                          For                 Withheld
                 ----                          ---                 --------
                 Paul A. Brands                32,949,127             68,508
                 Philip M. Giuntini            32,972,837             44,798
                 Charles O. Rossotti           32,655,608            362,027
                 Patrick W. Gross              32,972,380             45,255
                 Frederic V. Malek             32,808,785            208,850
                 Frank A. Nicolai              32,971,034             46,601
                 Daniel J. Altobello           32,973,936             43,699
                 W. Walker Lewis               32,975,340             42,295
                 James J. Forese               32,973,936             43,699
                 Dorothy Leonard               32,965,636             51,999
                 Alan G. Spoon                 32,965,104             52,531

           (2) The stockholders approved, with 30,094,416 affirmative votes, 696,827 negative votes, 173,000 abstentions, and 2,053,392 broker non-votes, the proposal to adopt 1996 amended Stock Option Plan F.


Item 5.    Other Information

           NONE.


Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 10.4 First amendment, dated June 29, 1997, to $100,000,000 Multi-Currency Revolving Credit and Term Loan Agreement among AMS, subsidiaries of AMS, the bank lenders party thereto, and Wachovia Bank of Georgia, N.A. and NationsBank, N.A. as agents, dated December 24, 1996.

           (b)   Reports on Form 8-K

                 NONE.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMERICAN MANAGEMENT SYSTEMS, INCORPORATED





Date:       August 1, 1997         /s/  Philip M. Giuntini
       -----------------------     ----------------------------------------
                                   Philip M. Giuntini, President



Date:       August 1, 1997         /s/ James E. Marshall
       -----------------------     ----------------------------------------
                                   James E. Marshall, Controller