Form 10-Q
period 1997-09-30
AMERICAN MANAGEMENT SYSTEMS INC
filed 1997-11-04
CIK 310624

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549

                              ------------------

                                   FORM 10-Q


       X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     -----   EXCHANGE  ACT OF 1934

             For the Quarterly Period Ended September 30, 1997

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -----   SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From:                 To:
                                              --------------      --------------

                          Commission File No.:  0-9233

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

As of October 24, 1997, 41,479,939 shares of common stock were outstanding.

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

           Item 3.   Quantitative and Qualitative Disclosure about Market Risk  . . . . . . . . .       13

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

                   American Management Systems, Incorporated

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Unaudited

                      (In millions except per share data)



                                                                       For the Quarter      For the Nine Months
                                                                    Ended September 30,     Ended September 30,
                                                                      1997       1996        1997        1996
                                                                    --------   --------    --------    --------
REVENUES  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $225.5     $217.5       $642.6    $587.7

EXPENSES
      Client Project Expenses   . . . . . . . . . . . . . . . .       132.5      130.0        375.2     354.9
      Other Operating Expenses  . . . . . . . . . . . . . . . .        72.5       53.9        197.9     149.9
      Corporate Expenses  . . . . . . . . . . . . . . . . . . .        10.6       14.2         34.9      37.0
                                                                     ------     ------       ------    ------
                Total   . . . . . . . . . . . . . . . . . . . .       215.6      198.1        608.0     541.8

INCOME FROM OPERATIONS  . . . . . . . . . . . . . . . . . . . .         9.9       19.4         34.6      45.9

OTHER (INCOME) EXPENSE
      Interest Expense  . . . . . . . . . . . . . . . . . . . .         1.8        1.0          4.8       2.4
      Other (Income) Expense  . . . . . . . . . . . . . . . . .        (0.4)      (0.1)        (1.7)     (0.7)
                                                                     ------     ------       ------    ------
                                                                        1.4        0.9          3.1       1.7

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . .         8.5       18.5         31.5      44.2

INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . .         4.0        7.8         13.4      18.6
                                                                     ------     ------       ------    ------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . .      $  4.5     $ 10.7       $ 18.1    $ 25.6
                                                                     ======     ======       ======    ======
WEIGHTED AVERAGE SHARES AND EQUIVALENTS . . . . . . . . . . . .        42.4       41.9         42.2      41.8
                                                                     ======     ======       ======    ======
NET INCOME PER SHARE  . . . . . . . . . . . . . . . . . . . . .      $ 0.11     $ 0.25       $ 0.43    $ 0.61
                                                                     ======     ======       =====     ======

                   American Management Systems, Incorporated

                        CONSOLIDATED REVENUES BY MARKET

                                   Unaudited

                                (In millions)(1)


                                                                      For the Quarter      For the Nine Months
                                                                    Ended September 30,    Ended September 30,
                                                                      1997       1996         1997       1996
                                                                    --------   --------     --------   --------
      Telecommunications Firms  . . . . . . . . . . . . . . . .      $ 64.6     $ 89.8        $198.6    $229.4

      Financial Services Institutions   . . . . . . . . . . . .        51.5       46.7         157.4     129.9

      State and Local Governments and Education   . . . . . . .        43.7       33.7         120.4      97.8

      Federal Government Agencies   . . . . . . . . . . . . . .        55.0       37.3         139.0      99.4

      Other Corporate Clients   . . . . . . . . . . . . . . . .        10.7       10.0          27.2      31.2
                                                                     ------     ------        ------    ------

      Total Revenues  . . . . . . . . . . . . . . . . . . . . .      $225.5     $217.5        $642.6    $587.7
                                                                     ======     ======        ======    ======



----------------------------------

(1) The 1996 amounts reflect an immaterial reclassification among markets for comparative purposes.

                   American Management Systems, Incorporated

                          CONSOLIDATED BALANCE SHEETS

                      (In millions except per share data)


                                                                                      9/30/97
                 ASSETS                                                            (Unaudited)      12/31/96
                                                                                   -----------    -----------
CURRENT ASSETS
      Cash and Cash Equivalents   . . . . . . . . . . . . . . . . . . . . . .         $ 52.5         $ 62.8
      Accounts and Notes Receivable   . . . . . . . . . . . . . . . . . . . .          250.6          247.7
      Prepaid Expenses and Other Current Assets   . . . . . . . . . . . . . .            9.7           13.3
                                                                                      ------         ------
                                                                                       312.8          323.8

FIXED ASSETS
      Equipment   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           66.8           62.0
      Furniture and Fixtures  . . . . . . . . . . . . . . . . . . . . . . . .           21.4           18.4
      Leasehold Improvements  . . . . . . . . . . . . . . . . . . . . . . . .           12.5           10.7
                                                                                      ------         ------
                                                                                       100.7           91.1
Accumulated Depreciation and Amortization . . . . . . . . . . . . . . . . . .          (54.8)         (43.1)
                                                                                       -----         ------

                                                                                        45.9           48.0

OTHER ASSETS
      Purchased and Developed Computer Software (Net of Accumulated
        Amortization of  $59,100,000 and $50,500,000)   . . . . . . . . . . .           54.1           40.2
      Intangibles (Net of Accumulated Amortization of $3,000,000 and
        $2,600,000)   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6.1            6.3
      Other Assets (Net of Accumulated Amortization of $790,000 and
        $15,700,000)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           13.2            5.9
                                                                                      ------         ------
                                                                                        73.4           52.4
                                                                                      ------         ------

TOTAL ASSETS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $432.1         $424.2
                                                                                      ======         ======

                   American Management Systems, Incorporated

                          CONSOLIDATED BALANCE SHEETS

                      (In millions except per share data)


                                                                                     9/30/97
           LIABILITIES AND STOCKHOLDERS' EQUITY                                    (Unaudited)      12/31/96
                                                                                   -----------    -----------
CURRENT LIABILITIES
      Notes Payable and Capitalized Lease Obligations   . . . . . . . . . . .         $ 54.4         $ 53.5
      Accounts Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .           12.8           19.6
      Accrued Incentive Compensation  . . . . . . . . . . . . . . . . . . . .           15.3           36.1
      Other Accrued Compensation and Related Items  . . . . . . . . . . . . .           37.9           32.3
      Deferred Revenues   . . . . . . . . . . . . . . . . . . . . . . . . . .           22.3           20.6
      Other Accrued Liabilities   . . . . . . . . . . . . . . . . . . . . . .            2.1            2.7
      Provision for Contract Losses   . . . . . . . . . . . . . . . . . . . .            2.8           18.5
      Income Taxes Payable  . . . . . . . . . . . . . . . . . . . . . . . . .            3.3            7.8
                                                                                      ------         ------
                                                                                       150.9          191.1
      Deferred Income Taxes   . . . . . . . . . . . . . . . . . . . . . . . .           14.1            7.7
                                                                                      ------         ------
                                                                                       165.0          198.8

NONCURRENT LIABILITIES
      Notes Payable and Capitalized Lease Obligations   . . . . . . . . . . .           28.6           13.7
      Other Accrued Liabilities   . . . . . . . . . . . . . . . . . . . . . .            9.0            1.4
      Deferred Income Taxes   . . . . . . . . . . . . . . . . . . . . . . . .            7.3            7.2
                                                                                      ------         ------
                                                                                        44.9           22.3
                                                                                      ------         ------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          209.9          221.1

STOCKHOLDERS' EQUITY
      Preferred Stock ($0.10 Par Value; 4,000,000 Shares Authorized,
        None Issued or Outstanding)
      Common Stock ($0.01 Par Value; 100,000,000 Shares Authorized,
      50,020,764 and 49,598,673 Issued and 41,450,006 and 40,939,209
        Outstanding)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0.5            0.5
      Capital in Excess of Par Value  . . . . . . . . . . . . . . . . . . . .           78.3           75.0
      Retained Earnings   . . . . . . . . . . . . . . . . . . . . . . . . . .          175.3          157.3
      Currency Translation Adjustment   . . . . . . . . . . . . . . . . . . .           (5.5)          (1.1)
      Common Stock in Treasury, at Cost (8,570,758 and 8,659,464 Shares)  . .          (26.4)         (28.6)
                                                                                      ------         ------
                                                                                       222.2          203.1
                                                                                      ------         ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . .         $432.1         $424.2
                                                                                      ======         ======

                   American Management Systems, Incorporated

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Unaudited

                                 (In millions)

                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                                         1997         1996
                                                                                      ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 18.1        $ 25.6
    Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
         Depreciation and Amortization  . . . . . . . . . . . . . . . . . . . . .       26.1          27.3
         Deferred Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . .        6.4           7.0
         Provision for Doubtful Accounts  . . . . . . . . . . . . . . . . . . . .        3.5           1.8
         Changes in Assets and Liabilities:
             Increase in Trade Receivables  . . . . . . . . . . . . . . . . . . .       (6.4)        (68.5)
             Decrease in Prepaid Expenses and Other Current Assets  . . . . . . .        3.5           3.2
             Increase in Other Assets . . . . . . . . . . . . . . . . . . . . . .       (8.1)        (10.3)
             (Decrease) Increase in Accrued Incentive Compensation  . . . . . . .      (18.5)          6.1
             (Decrease) Increase  in Accounts Payable, Other Accrued
               Compensation, and Other Accrued Liabilities  . . . . . . . . . . .       (9.6)          9.9
             Increase in Deferred Revenue . . . . . . . . . . . . . . . . . . . .        1.7           1.5
             Decrease in Income Taxes Payable . . . . . . . . . . . . . . . . . .       (4.6)         (2.3)
                                                                                      ------        ------
         Net Cash Provided by Operating Activities  . . . . . . . . . . . . . . .       12.1           1.3
                                                                                      ------        ------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Fixed Assets  . . . . . . . . . . . . . . . . . . . . . . . . . .      (12.1)        (16.9)
    Purchase of Computer Software   . . . . . . . . . . . . . . . . . . . . . . .       (1.8)         (4.7)
    Investment in Software Products   . . . . . . . . . . . . . . . . . . . . . .      (23.8)         (9.1)
    Decrease in Other Investments . . . . . . . . . . . . . . . . . . . . . . . .        0.4           0.5
    Proceeds from Sale of Fixed Assets and Purchased Computer Software  . . . . .        0.5           0.4
                                                                                      ------        ------
         Net Cash Used by Investing Activities  . . . . . . . . . . . . . . . . .      (36.8)        (29.8)
                                                                                      ------        ------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20.8          20.2
    Payments on Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (5.1)         (5.1)
    Proceeds from Common Stock Options Exercised  . . . . . . . . . . . . . . . .        3.2           4.0
                                                                                      ------        ------
         Net Cash Provided by Financing Activities  . . . . . . . . . . . . . . .       18.9          19.1

    Increase in Currency Translation Adjustment   . . . . . . . . . . . . . . . .       (4.5)         (0.2)
                                                                                      ------        ------
NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . .      (10.3)         (9.6)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . .       62.8          35.8
                                                                                      ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . . .     $ 52.5        $ 26.2
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


                                                       Percentage of
                                                      Total Revenues                 Period-to-Period Change
                                                      --------------     -------------------------------------------------
                                                      Quarter Ended         Quarter Ended     Nine Months Ended
                                                       September 30,      September 30, 1997    September 30, 1997
                                                                                 vs.                    vs.
                                                     1997        1996     September 30, 1996    September 30, 1996
                                                   --------    --------   ------------------    ------------------
Revenues  . . . . . . . . . . . . . . . . . .        100%        100%               3.7%                   9.3%

Expenses
    Client Project Expenses   . . . . . . . .        58.8        59.8               1.9                    5.7
    Other Operating Expenses  . . . . . . . .        32.1        24.8              34.5                   32.0
    Corporate Expenses  . . . . . . . . . . .         4.7         6.5             (25.4)                  (5.7)
                                                    -----       -----
    Total   . . . . . . . . . . . . . . . . .        95.6        91.1               8.8                   12.2

Income from Operations  . . . . . . . . . . .         4.4         8.9             (49.0)                 (24.6)

Other (Income) Expense  . . . . . . . . . . .         0.6         0.4               -                      -

Income Before Income Taxes  . . . . . . . . .         3.8         8.5             (54.1)                 (28.7)

Income Taxes  . . . . . . . . . . . . . . . .         1.8         3.5             (48.7)                 (28.0)

Net Income  . . . . . . . . . . . . . . . . .         2.0         5.0             (57.9)                 (29.3)

Weighted Average Shares and Equivalents . . .         -           -                 1.2                    1.0

Net Income per Share  . . . . . . . . . . . .         -           -               (56.0)                 (29.5)

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

         REVENUES

         Revenues increased 4% during the third quarter and 9% for the first nine months of 1997, compared to the same 1996 periods, with third quarter growth occurring in all of the Company's target markets except the telecommunications market. For the first nine months of 1997, growth occurred in all target markets except the Telecommunications Firms and the Other Corporate Clients markets.

         Business with non-US clients decreased 23% (to $60.1 million) during the third quarter and decreased 8% (to $193.8 million) for the first nine months of 1997, compared to the same 1996 periods. This is the first quarter since the Company began its international expansion in 1989, in which non-US revenues have declined on a comparative basis. These decreases were primarily due to two factors. The first factor is the termination of work with the non-US telecommunications client, Telecom Securicor Cellular Radio Limited ("Cellnet"), that had been the subject of prior statements by the Company dating back to the fourth quarter of 1996. The Company announced the termination of the Cellnet project in a press release dated August 13, 1997. The second factor is the unexpected cancellation at the end of August 1997 by Swiss Telecom of the second phase of the Customer Care and Billing Systems project after the successful completion of phase one of such project. The Company announced the cancellation of the Swiss Telecom project earlier in the quarter in a press release dated September 4, 1997. All other business with non-US clients increased 12% and 26%, during the third quarter and first nine months, respectively.

         In the Telecommunications Firms market, a market which is characterized by large projects with relatively few clients, revenues decreased 28% in the third quarter of 1997 and decreased 13% for the first nine months of 1997, compared to the 1996 periods; non-US revenues decreased 34% for the quarter, and 17% for the nine months, again compared to the 1996 periods.
These decreases are predominantly attributable to the termination of work on the Cellnet and Swiss Telecom contracts mentioned above, especially Cellnet. Excluding revenues from these two contracts, non-US revenues in this market from other contracts increased 7% in the third quarter and 25% for the first nine months of 1997. Revenues from all other telecommunications clients (both US and non-US, but excluding these two contracts) were approximately the same in the third quarter compared to the third quarter of 1996, and such revenues increased 15% for the first nine months of 1997 over the same nine-month period in 1996. For the year 1997 as a whole, and continuing for a period into 1998, the Company expects revenues in this market to be approximately equal to Telecommunications Firms revenues for 1996, again reflecting the material impact of the loss of continued revenues on the Cellnet and Swiss Telecom contracts, both large contracts.

         In the Financial Services Institutions target market, 1997 revenues in the third quarter and first nine months increased 10% and 21%, respectively, when compared to the 1996 periods, owing to build-ups in business with clients who started large projects in 1996, and start-up work on several new contracts awarded during the first half of 1997. Business with non-US clients accounted for approximately 32% of the third quarter revenues in this market ($16.4
million) and 32% of the nine months revenues ($50.4 million).   For all of
1997, the Company expects revenue growth in this market to increase at rates consistent with that shown through the first nine months.

         In the State and Local Governments and Education target market, revenues increased 30% in the third quarter and 23% for the first nine months of 1997. The increase for both 1997 periods was attributable to continued work with state taxation departments and several new engagements for financial and revenue systems. The Company expects revenues in the State and Local Governments and Education market to increase for all of 1997 at rates significantly higher than the increase in the Company's overall revenues.

         Revenues in the Federal Government Agencies target market increased 47% during the third quarter, and 40% during the first nine months of 1997, compared to the same 1996 periods. This increase was attributable to increased business with existing clients and new business with both defense and civilian agencies. The Company expects revenues in this target market, for all of 1997, to increase at rates substantially greater than the overall growth rate of the Company, owing principally to the award of a significant contract with the Department of Defense, which accounted for 73% of the third quarter growth.

         Revenues from Other Corporate Clients increased 7% during the third quarter and decreased 13% for the first nine months, compared to 1996.

          EXPENSES

         Client project expenses and other operating expenses together increased 11% during the third quarter and 14% for the first nine months of 1997. For all of 1997, the Company anticipates that these expenses will continue to grow slightly faster than revenue growth, due to the termination of the work with Cellnet and Swiss Telecom, as well as the process of re-deploying over 350 employees previously assigned to these two projects. The Company added $2.8 million to its provision for contract losses in the third quarter for estimated additional costs to complete a custom software sysytem for a client. During the first nine months, and continuing into 1998, the Company is making significant expenditures related to research and development as it produces the next generation of software to be used in its telecommunications business. A significant portion of these expenditures is being capitalized.

         Corporate expenses decreased 25% during the third quarter and decreased 6% for the first nine months, when compared to the 1996 periods. These decreases reflect the Company's focus on controlling these expenses along with reductions in corporate level performance-based incentive compensation.

         INCOME FROM OPERATIONS

         Income from operations decreased 49% for the third quarter and 25% for the first nine months of 1997. One significant factor in the decrease was the substantial amount of management and staff resources that have been expended to resolve issues relating to the Cellnet contract. Another significant factor was the material decreases in revenue from the Cellnet contract, when compared to 1996, combined with expenses incurred in re-deploying over 350 personnel that had previously worked on the Cellnet and Swiss Telecom projects. The unanticipated cancellation of the Swiss Telecom project compounded the re-deployment issue, coming soon after the termination of the Cellnet contract. Full deployment, however, of all these personnel is expected to be completed in the fourth quarter of 1997. The Company expects to show an increase in income from operations during the fourth quarter.

         OTHER (INCOME) EXPENSE

         Interest expense increased 77% during the third quarter and 95% during the first nine months of 1997, because of additional long-term debt incurred by the Company during the first quarter of 1997 and increases in short-term borrowing to finance the growth of the Company's accounts receivable. Other income increased 274% in the third quarter and 157% for the first nine months of 1997, compared to 1996, due primarily to a refund of property taxes combined with an increase of cash investments in the US.


FOREIGN CURRENCY EXCHANGE

         Approximately 30% of the Company's nine month revenues were derived from non-US business. The Company's practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases, and the Company does take some risk that profits and stockholders' equity will be affected by foreign currency exchange fluctuations. However, these risks are mitigated to the extent the
Company: 1) successfully negotiates short-term contracts (one year or less), or 2) negotiates provisions that allow pricing adjustments related to currency fluctuations. To date, the Company has not engaged in any hedging activities relating to foreign currency exchange fluctuations.


LIQUIDITY AND CAPITAL RESOURCES

         The Company provides for its operating cash requirements primarily through funds generated from operations, and from bank borrowings, which provide for cash and currency management with respect to the short-term impact of certain cyclical uses of cash, such as annual payments of incentive compensation as well as to some degree financing of accounts receivable. At September 30, 1997, the Company's cash and cash equivalents totaled $52.5 million, down from $62.8 million at the end of 1996. Cash provided from operating activities was $12.1 million, owing to significant improvements in accounts receivable, especially collection of substantial receivables related to subcontract work with a prime contractor in the child support enforcement business. The Company received a number of large payments during the third quarter related to the subcontract work in the child enforcement business, reducing total accounts receivable from this client to 3% of total accounts receivable. The receivable from a foreign government experiencing continued cash flow problems remains outstanding.

         The Company invested over $37.7 million in fixed assets and software purchases, and computer software development during the first nine months of 1997. Revolving line of credit borrowings during the first nine months of 1997 increased by $0.9 million over year-end 1996, which borrowings consisted entirely of foreign currency borrowings by the Company's non-US subsidiaries, all of which borrowings remained outstanding at September 30, 1997. Additionally, the Company borrowed $20 million during the first quarter under the term loan provisions of its new $100 million syndicated debt facility. During the first nine months of 1997, the Company made approximately $5.1 million in installment payments of principal on outstanding debt owed to banks; the Company also received approximately $3.2 million during the period from the exercise of stock options. At September 30, 1997, by reason of the combined impact of the Cellnet and Swiss Telecom contract cancellations, the Company would not have been in compliance with the fixed charge coverage ratio in its revolving credit agreement. The Company obtained a one-time waiver of compliance with that covenant prior to September 30, 1997, and expects to be in compliance with that covenant for future periods.

         At September 30, 1997, the Company's ratio of total liabilities divided by stockholders' equity, was 0.94, an improvement from 1.09 at December 31, 1996.

         The Company's material unused source of liquidity at the end of the third quarter 1997 consisted of approximately $33 million under the new revolving credit facility. The Company believes that its liquidity needs can be met from the various sources described above.


NEW ACCOUNTING PRONOUNCEMENTS

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

                 ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING

                                 STATEMENTS AND

                     FACTORS THAT MAY AFFECT FUTURE RESULTS


         In the next few years, the Company expects growth in revenues to be at the Company's historical long-term rates and not at the exceptional rates posted in recent years. The more controlled and lower growth in revenues should enable the Company to improve its profit margins. These margins were reduced during the last two years owing to heavy investment in building up staff capacity and infrastructure, and the stress of absorbing many new professional staff. The recent termination of the Cellnet telecommunications contract, and the problems associated with such contract that date back to the fourth quarter of 1996, as well as the unanticipated cancellation by Swiss Telecom of phase two of another telecommunications project in the third quarter of 1997, have also contributed to the Company's reduced profit margins during the last two years.

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

         There is also the risk of successfully managing large projects and the risk of a material impact on results because of the unanticipated delay, suspension, renegotiation or cancellation of a large project. Any such development in a project could result in a drop in revenues or profits, the need to relocate staff, a potential dispute with a client regarding money owed, and a diminution of AMS's reputation. These risks are magnified in the largest projects and markets simply because of their size. The Company's business is characterized by large contracts producing high percentages of the Company's revenues. For example, 34% of the Company's total revenues in 1996 were derived from business with ten clients. Events such as unanticipated declines in revenues or profits could in turn result in immediate fluctuations in the trading price and volume of the Company's stock. The cancellation of phase two of the large Swiss Telecom project in the third quarter of 1997 after the Company's successful completion of phase one of the project, and the Company's subsequent reduction of net income for 1997 and re-deployment of personnel as a result of such unexpected cancellation, is a recent example of the risks inherent in the Company's business and the Company's efforts to manage such risks.

         Certain other risks, including, but not limited to, the Company's international operations, are discussed elsewhere in this Form 10-Q. Because the Company operates in a rapidly changing and highly competitive market, additional risks not discussed in this Form 10-Q may emerge from time to time. The Company cannot predict such risks or assess the impact, if any, such risks may have on its business. Consequently, the Company's various forward-looking statements, made, or to be made, should not be relied upon as a prediction of actual results.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

           NOT APPLICABLE.


                          PART II   OTHER INFORMATION


Item 1.    Legal Proceedings

           NONE.


Item 2.    Changes in Securities

           NONE.


Item 3.    Defaults Upon Senior Securities

           NONE.


Item 4.    Submission of Matters to a Vote of Security Holders

           NONE.


Item 5.    Other Information

           NONE.


Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 NONE.

           (b)   Reports on Form 8-K

                 Form 8-K, dated and filed September 12, 1997, relating to the Company's public announcement of its reduction in projected net income for 1997 because of the cancellation of the Swiss Telecom project.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   AMERICAN MANAGEMENT SYSTEMS, INCORPORATED





Date:       October  31, 1997         /s/  Philip M. Giuntini
       --------------------------     ------------------------------------------
                                      Philip M. Giuntini, President



Date:       October  31, 1997         /s/ James E. Marshall
       --------------------------     ------------------------------------------
                                      James E. Marshall, Controller