Form 10-K
period 1997-12-31
AMERICAN MANAGEMENT SYSTEMS INC
filed 1998-03-27
CIK 310624

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549

                                ---------------

                                   FORM 10-K

       X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ------   EXCHANGE  ACT OF 1934

              For the Fiscal Year Ended December 31, 1997

                                       OR

     ______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From:________________ To:______________

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

                                        Yes    X      No
                                            -------       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 20, 1998 was $1,111,526,473.

As of March 20, 1998, 42,239,124 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


         1. Pursuant to Form 10-K General Instruction G(2), registrant hereby incorporates by reference those portions of the American Management Systems, Incorporated 1997 Financial Report necessary to respond to items 5, 6, 7, and 8 of this Form 10-K.

         2. Pursuant to Form 10-K General Instruction G(3), registrant hereby incorporates by reference those portions of the American Management Systems, Incorporated definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1998 necessary to respond to items 10, 11, 12, and 13 of this Form 10-K.

                                    CONTENTS


                                                                                                       Page
                                                                                                       ----
 Part I      Item 1.       Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1

             Item 2.       Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4

             Item 3.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

             Item 4.       Submission of Matters to a Vote of Security Holders  . . . . . . . . .        4


 Part II     Item 5.       Market for the Registrant's Common Stock
                           and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . .       5

             Item 6.       Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . .        5

             Item 7.       Management's Discussion and Analysis of Financial
                           Condition and Results of Operations . . . . . . . . . . . . . . . . . .       5

             Item 7A.      Quantitative and Qualitative Disclosures About Market Risk . . . . . .        5

             Item 8.       Financial Statements and Supplementary Data  . . . . . . . . . . . . .        5

             Item 9.       Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . .       5


 Part III    Item 10.      Directors and Executive Officers of the Registrant . . . . . . . . . .        6

             Item 11.      Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . .       6

             Item 12.      Security Ownership of Certain Beneficial Owners
                           and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6

             Item 13.      Certain Relationships and Related Transactions  . . . . . . . . . . . .       6


 Part IV     Item 14.      Exhibits, Financial Statements and Schedules,
                           and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .       7

                                     PART I

  ITEM 1.        BUSINESS

                 OVERVIEW

                 With 1997 revenues of $872 million, the business of American Management Systems, Incorporated and its wholly-owned subsidiaries ("AMS" or the "Company") is to partner with clients to achieve breakthrough performance through the intelligent use of information technology. AMS provides a full range of consulting services from strategic business analysis to the full implementation of solutions that produce genuine results on time and within budget. AMS measures success based on the results and business benefits achieved by its clients.

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

                 Another significant component of AMS's business is the development of proprietary software products, either with its own funds or on a cost-shared basis with other organizations. These products are principally licensed as elements of custom tailored systems, and, to a lesser extent, as stand-alone applications. The Company expended $50.6 million in 1997, $30.4 million in 1996, and $23.6 million in 1995 for research and development associated with proprietary software; of which $30.7 million in 1997, $26.0 million in 1996, and $19.4 million in 1995 was expensed in the accompanying financial statements. As a percentage of revenues, license and maintenance fee revenues were less than 10% during each of the last three years.

                 In order to serve clients outside of the United States, AMS has expanded internationally by establishing eighteen subsidiaries or foreign branches. Exhibit 21 of this Form 10-K provides a complete listing of all active AMS subsidiaries (and branches), showing name, year organized or acquired, and place of incorporation. Revenues attributable to AMS's non-US clients were approximately $248.6 million in 1997, $278.3 million in 1996, and $178.2 million in 1995. Additional information on revenues, operating profits, and assets attributable to AMS's geographic areas of operation is provided in Note 12 of the consolidated financial statements appearing in
  Exhibit 13 of this Form 10-K.

                 Founded in 1970, AMS services clients worldwide. AMS's approximately 7,100 full-time employees serve clients from corporate headquarters in Fairfax, Virginia and from 55 offices worldwide.

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


                 FINANCIAL SERVICES INSTITUTIONS


                 AMS provides information technology consulting and systems integration services to money center banks, major regional banks, insurance companies, and other large financial services firms. The Company specializes in corporate and international banking, consumer credit management, customer value and global risk management, bank management information systems, and retirement plan systems.


                 STATE AND LOCAL GOVERNMENTS AND EDUCATION


                 AMS markets systems consulting and integration services and application software products to state, county, and municipal governments for financial management, tax and revenue management, human resources, social services, public safety and transportation functions, and environmental systems. The Company also markets services and application software products to universities and colleges.

                 FEDERAL GOVERNMENT AGENCIES

                 The Company's clients include civilian and defense agencies and aerospace companies. Assignments require knowledge of agency programs and management practices as well as expertise in computer systems integration. AMS's work for defense agencies often involves specialized expertise in engineering and logistics.


                 OTHER CORPORATE CLIENTS


                 The Company also solves information systems problems for the largest firms in other industries, including health care organizations and firms in the gas and electric utilities industry. AMS has systems integration and operations projects with several large organizations and intends to pursue more. AMS provides technical training and technical consulting services in software technology for large-scale business systems.


                 PEOPLE


                 People are AMS's most important asset and its success depends on its ability to attract and motivate especially well-qualified people. The Company's largest investment in recent years has been in recruiting, assimilating, and developing its people.

                 AMS recruited and successfully assimilated approximately 2,100 new staff members in 1997, including 410 in Europe. About one-half of the new staff members came from the Company's college and university recruiting program.

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

                 COMPETITIVE FACTORS

                 AMS's competition comes primarily from the management services units of large public accounting firms and consulting and systems integration firms. In addition, prospective clients may decide to perform projects with their in-house staff.

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

                 MARKETING, CONTRACTS, AND SIGNIFICANT CUSTOMERS

                 Marketing is performed principally by the senior staff (executive officers, vice presidents, senior principals, and principals) and by a relatively small number of full-time salespersons for each large market. In the U.S. Government markets, AMS replies selectively to requests for proposals, concentrating on those closely related to previous work done for the same or similar customers. Certain of the Company's software products and computer services are sold by a small group of full-time salespersons and, for those products and services, AMS advertises in trade publications and exhibits at industry conventions.

                 For large systems integration projects, AMS typically contracts for one phase (design, development, and implementation) at a time. Many contracts may be canceled by the customer on short notice with appropriate compensation to the Company for actual work performed. Most contracts with federal government agencies allow for termination for the convenience of the government and for an annual audit. No contracts are subject to renegotiation at the client's option. AMS generally contracts either on the basis of reimbursement of costs plus a fixed fee, a fixed or ceiling price for each phase, unit rates for time and materials used, or services sold at unit prices. In most cases, AMS receives monthly or milestone progress payments.

                 In 1997, the Company worked on projects directly for 93 U.S. Government clients, representing a total of $171.5 million, or 19.7%, of revenues. No other customer accounted for 10% or more of revenues in 1997.

ITEM 2.          PROPERTIES

                 Headquartered in Fairfax, Virginia, the Company's principal operations occupy approximately 941,000 square feet of office space under leases expiring through 2011. The Company also has other long-term lease commitments totaling approximately 581,500 square feet with varying expirations through 2014 at other locations throughout the United States.

                 Additionally, the Company's international staff occupies approximately 258,700 square feet of office space outside of the U.S. at locations under leases expiring through 2003.

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

ITEM 3.          LEGAL PROCEEDINGS

                 None.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                 STOCKHOLDER MATTERS

                 Market information for the Company's common stock contained in the Company's 1997 Financial Report is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.


ITEM 6.          SELECTED FINANCIAL DATA

                 Selected financial data contained in the Company's 1997 Financial Report is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 Management's discussion and analysis of financial condition and results of operations contained in the Company's 1997 Financial Report is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.


ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

                 Not applicable.


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 The consolidated financial statements of the Company, together with the report thereon of Price Waterhouse LLP, and the supplementary financial information, contained in the Company's 1997 Financial Report, are incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Information relating to the directors and executive officers of the Company contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1998, is incorporated herein by reference. The Company's definitive Proxy Statement will be filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.


ITEM 11.   EXECUTIVE COMPENSATION

           Information relating to executive compensation contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1998, is incorporated herein by reference. The Company's definitive Proxy Statement will be filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

           Information relating to the security ownership of certain beneficial owners and management contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1998, is incorporated herein by reference. The Company's definitive Proxy Statement will be filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information relating to certain relationships and related transactions contained under the headings "Principal Stockholders", "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1998, is incorporated herein by reference. The Company's definitive Proxy Statement will be filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.

                                    PART IV

ITEM 14.           EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON
                   FORM 8-K

                   (a)      1.    FINANCIAL STATEMENTS

                            The consolidated financial statements of American
  Management Systems, Incorporated and subsidiaries filed are as follows:

                                  Consolidated Statements of Operations for
                                  1997-95

                                  Consolidated Balance Sheets as of December
                                  31, 1997 and 1996

                                  Consolidated Statements of Cash Flows for
                                  1997-95

                                  Consolidated Statements of Changes in
                                  Stockholders' Equity for 1997-95

                                  Notes to Consolidated Financial Statements

                                  Report of Independent Accountants

                          2.      FINANCIAL STATEMENT SCHEDULE

                          The financial statement schedule of American
  Management Systems, Incorporated and subsidiaries filed is as follows:

                                  Report of independent accountants on
                                  financial statement schedules

                                  Schedule II - Valuation and Qualifying
                                  Accounts for 1997-1995

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

                                  3.2      By-Laws of the Company, as amended
                                           and restated February 27, 1998.

                          10.     Material Contracts

                                  10.1     1996 Amended Stock Option Plan F,
(incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement filed on April 11, 1997).

                                  10.2     Outside Directors Stock-for-Fees
Plan (incorporated herein by reference to Exhibit C to the Company's definitive Proxy Statement filed on April 10, 1996).

                                  10.3     1992 Amended and Restated Stock
Option Plan E, as amended (incorporated herein by reference to Exhibit B to the Company's definitive Proxy Statement filed on April 17, 1995).

                                  10.4     Executive Deferred Compensation
                                           Plan, as amended September 1, 1997.

                                  10.5     Outside Director Deferred
                                           Compensation Plan, effective January
                                           1, 1997.

                                  10.6     Multi-Currency Revolving Credit
Agreement dated as of January 9, 1998 among the Company, certain of the Company's subsidiaries, the Lenders named therein, and NationsBank N.A. as administrative agent and Wachovia Bank N.A., as documentation agent.

                                  10.7     Agreement of Lease between Joshua
Realty Corporation and the Company, dated August 10, 1992, as amended.

                                  10.8     Office Lease Agreement between Hyatt
Plaza Limited Partnership and the Company, dated August 12, 1993, as amended.

                                  10.9     Lease Agreement between Fairfax
Gilbane, L.P. and the Company, dated February 15, 1994, as amended.

                                  10.10    Deed of Lease between Principal
Mutual Life Insurance Company and the Company, dated December 1996.

                     23.     Consent of Independent Accountants

                     27.     Financial Data Schedules

                             27.1    Financial Data Schedule for the twelve
                                     months ended December 31, 1997.

                             27.2 Restated Financial Data Schedule for the twelve months ended December 31, 1996

                             27.3 Restated Financial Data Schedule for the twelve months ended December 31, 1995.

                             27.4 Restated Financial Data Schedule for the nine months ended September 30, 1997.

                             27.5 Restated Financial Data Schedule for the six months ended June 30, 1997.

                             27.6 Restated Financial Data Schedule for the three months ended March 31, 1997.

                             27.7 Restated Financial Data Schedule for the nine months ended September 30, 1996.

                             27.8 Restated Financial Data Schedule for the six months ended June 30, 1996.

                             27.9 Restated Financial Data Schedule for the three months ended March 31, 1996.


         (b)    REPORTS ON FORM 8-K

                None

            REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT
                                   SCHEDULE





  To the Board of Directors of
  American Management Systems, Incorporated

         Our audits of the consolidated financial statements referred to in our report dated February 18, 1998 appearing on page 22 of the 1997 Financial Report of American Management Systems, Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




  PRICE WATERHOUSE LLP

  Washington, D.C.
  February 18, 1998

  Schedule II



                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)


                                                                     1997             1996           1995
  -----------------------------------------------------------------------------------------------------------
  Allowance for Doubtful Accounts
  -------------------------------
     Balance at Beginning of Period                               $  18.9           $  4.9       $    3.3

     Allowance Accruals                                              10.6             15.2            1.6

     Charges Against Allowance                                      (24.5)            (1.2)           -
                                                                  -------           ------       --------
     Balance at End of Period                                     $   5.0           $ 18.9       $    4.9
                                                                  =======           ======       ========

  Deferred Tax Asset Valuation Allowance
  --------------------------------------
     Balance at Beginning of Period                               $   0.4           $  2.8       $    -

     Allowance Accruals                                               0.1              0.4            2.8

     Charges Against Allowance                                        -               (2.8)           -
                                                                  -------           ------       --------
     Balance at End of Period                                     $   0.5           $  0.4       $    2.8
                                                                  =======           ======       ========

  Provision for Contract Loss
  ---------------------------
     Balance at Beginning of Period                               $  18.5           $  -         $    -

     Allowance Accruals                                               -               18.5            -

     Charges Against Provision                                      (18.5)             -              -
                                                                  -------           ------       --------
     Balance at End of Period                                     $   -             $ 18.5       $    -
                                                                  =======           ======       ========



                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th of March, 1998.

                                       American Management Systems, Incorporated



                                       by   s/Philip M. Giuntini
                                            --------------------------------
                                             Philip M. Giuntini
                                             President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Registrant in the capacities and on the date indicated.

                   Signature                             Title                         Date
                   ---------                         -------------                --------------
  (i)    Principal Executive Officer:


            s/Paul A. Brands                         Chairman and                 March 27, 1998
         -------------------------------             Chief Executive
         Paul A. Brands                              Officer



  (ii)   Principal Financial Officer:


            s/Frank A. Nicolai                       Secretary and                March 27, 1998
         -------------------------------             Treasurer
         Frank A. Nicolai

  (iii)  Principal Accounting Officer:


            s/Nancy Yurek                            Controller                   March 27, 1998
         -------------------------------
         Nancy Yurek


  (iv)   Directors:


            s/Daniel J. Altobello                    Director                     March 27, 1998
         -------------------------------
         Daniel J. Altobello



                   Signature                           Title                           Date
                   ---------                     ---------------                   --------------
            s/Paul A. Brands                          Director                     March 27, 1998
         -------------------------------
         Paul A. Brands



            s/James J. Forese                        Director                     March 27, 1998
         ------------------------------
         James J. Forese



             s/Philip M. Giuntini                    Director                     March 27, 1998
         -------------------------------
         Philip M. Giuntini


            s/Patrick W. Gross                       Director                     March 27, 1998
         -------------------------------
         Patrick W. Gross


            s/Dorothy Leonard                        Director                     March 27, 1998
         -------------------------------
         Dorothy Leonard


            s/W. Walker Lewis                        Director                     March 27, 1998
         -------------------------------
         W. Walker Lewis


            s/Frederic V. Malek                      Director                     March 27, 1998
         -------------------------------
         Frederic V. Malek


             s/Frank A. Nicolai                      Director                     March 27, 1998
         -------------------------------
         Frank A. Nicolai


              s/Alan G. Spoon                        Director                     March 27, 1998
         -------------------------------
         Alan G. Spoon



                                 EXHIBIT INDEX

  Exhibit
  Number       Description
  -------      -----------
    3.1        Second Restated Certificate of Incorporation of the Company,       *
               (incorporated herein by reference to Exhibit 3 of the
               Company's 1995 Annual Report on Form 10-K).

    3.2 By-laws of the Company, as amended and restated February 27, 1998.

    10.1       1996 Amended Stock Option Plan F, (incorporated herein by          *
               reference to Exhibit A to the Company's definitive Proxy
               Statement filed on April 11, 1997).

    10.2       Outside Directors Stock-for-Fees Plan (incorporated herein by      *
               reference to Exhibit C to the Company's definitive Proxy
               Statement filed on April 10, 1996).

    10.3       1992 Amended and Restated Stock Option Plan E, as amended          *
               (incorporated herein by reference to Exhibit B to the
               Company's definitive Proxy Statement filed on April 17, 1995).

    10.4       Executive Deferred Compensation Plan, as amended
               September 1, 1997.

    10.5       Outside Director Deferred Compensation Plan, effective January
               1, 1997.

    10.6       Multi-Currency Revolving Credit Agreement dated as of January 9,
               1998 among the Company, certain of the Company's Subsidiaries, the Lenders named therein, and NationsBank N.A. as administrative agent and Wachovia Bank N.A., as Documentation agent.

    10.7       Agreement of Lease between Joshua Realty Corporation and the
               Company, dated August 10, 1992, as amended.

    10.8 Office Lease Agreement between Hyatt Plaza Limited Partnership and the Company, dated August 12, 1993, as amended.

    10.9       Lease Agreement between Fairfax Gilbane, L.P. and the Company,
               Dated February 15, 1994, as amended.

    10.10 Deed of Lease between Principal Mutual Life Insurance Company and the Company, dated December 1996.

------------
  *Previously filed.

\                                 EXHIBIT INDEX

  Exhibit
  Number       Description
  -------      -----------

    23.        Consent of Independent Accountants

    27.1 Financial Data Schedule for the twelve months ended December 31, 1997.

    27.2 Restated Financial Data Schedule for the twelve months ended December 31, 1996.

    27.3 Restated Financial Data Schedule for the twelve months ended December 31, 1995.

    27.4 Restated Financial Data Schedule for the nine months ended September 30, 1997.

    27.5 Restated Financial Data Schedule for the six months ended June 30, 1997.

    27.6 Restated Financial Data Schedule for the three months ended March 31, 1997.

    27.7 Restated Financial Data Schedule for the nine months ended September 30, 1996.

    27.8 Restated Financial Data Schedule for the six months ended June 30, 1996.

    27.9 Restated Financial Data Schedule for the three months ended March 31, 1996.

Exhibit 13



  Set forth following this page is the Company's 1997 Financial Report which is Exhibit 13 to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The 1997 Financial Report constitutes pages 17 to 51 of the Form 10-K. Accordingly, the page immediately preceding this page is numbered 15 and the page following Exhibit 13 is numbered 52.

                                   Exhibit 13









                   AMERICAN MANAGEMENT SYSTEMS, INCORPORATED

                             1997 FINANCIAL REPORT




                                    CONTENTS

--------------------------------------------------------------------------------

Business of AMS                                                         1

Financial Statements and Notes                                          3

Report of Independent Accountants                                      22

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                   23

Assumptions Underlying Certain Forward-Looking
 Statements and Factors That May Affect Future Results                 30

Five-Year Financial Summary                                            32

Five-Year Revenues by Target Market                                    33

Selected Quarterly Financial Data and Information
 on AMS Stock                                                          34

Other Information                                                      35

BUSINESS OF AMS

         OVERVIEW

         With 1997 revenues of $872 million, the business of American Management Systems, Incorporated and its wholly-owned subsidiaries ("AMS" or the "Company") is to partner with clients to achieve breakthrough performance through the intelligent use of information technology. AMS provides a full range of consulting services from strategic business analysis to the full implementation of solutions that provide genuine results, on time and within budget. AMS measures success based on the results and business benefits achieved by its clients.

         AMS is a trusted business partner for many of the largest and most respected organizations in the markets in which it specializes. Each year, approximately 85-90% of the Company's business comes from clients it worked with in previous years.

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

         Another significant component of AMS's business is the development of proprietary software products, either with its own funds or on a cost-shared basis with other organizations. These products are principally licensed as elements of custom tailored systems and, to a lesser extent, as stand-alone applications. The Company expended $50.6 million in 1997, $30.4 million in 1996, and $23.6 million in 1995 for research and development associated with proprietary software; of which $30.7 million in 1997, $26.0 million in 1996, and $19.4 million in 1995 was expensed in the accompanying financial statements. As a percentage of revenues, license and maintenance fee revenues were less than 10% during each of the last three years.

         In order to serve clients outside of the United States, AMS has expanded internationally by establishing eighteen subsidiaries or foreign branches. Exhibit 21 of this Form 10-K provides a complete listing of all active AMS subsidiaries (and branches), showing name, year organized (acquired), and place of incorporation. Revenues attributable to AMS's non-US clients were approximately $248.6 million in 1997, $278.3 million in 1996, and $178.2 million in 1995. Additional information on revenues, operating profits, and assets attributable to AMS's geographic areas of operation is provided in
Note 12 of the consolidated financial statements appearing elsewhere in this financial report.

         Founded in 1970, AMS services clients worldwide. AMS's approximately 7,100 full-time employees serve clients from corporate headquarters in Fairfax, Virginia and from 55 offices worldwide.

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

         FINANCIAL SERVICES INSTITUTIONS

         AMS provides information technology consulting and systems integration services to money center banks, major regional banks, insurance companies, and other large financial services firms. The Company specializes in corporate and international banking, consumer credit management, customer value and global risk management, bank management information systems, and retirement plan systems.

         STATE AND LOCAL GOVERNMENTS AND EDUCATION

         AMS markets systems consulting and integration services, and application software products, to state, county, and municipal governments for financial management, tax and revenue management, human resources, social services, public safety and transportation functions, and environmental systems. The Company also markets services and application software products to universities and colleges.

         FEDERAL GOVERNMENT AGENCIES

         The Company's clients include civilian and defense agencies and aerospace companies. Assignments require knowledge of agency programs and management practices as well as expertise in computer systems integration. AMS's work for defense agencies often involves specialized expertise in engineering and logistics.

         OTHER CORPORATE CLIENTS

         The Company also solves information systems problems for the largest firms in other industries, including health care organizations and firms in the gas and electric utilities industry. AMS has systems integration and operations projects with several large organizations and intends to pursue more. AMS provides technical training and technical consulting services in software technology for large scale business systems.

FINANCIAL STATEMENTS AND NOTES

American Management Systems, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31
(In millions except per share data)                                             1997            1996             1995
---------------------------------------------------------------------------------------------------------------------
REVENUES                                                                      $872.3          $812.2           $632.4

EXPENSES
      Client Project Expenses                                                  502.3           525.9            348.6
      Other Operating Expenses                                                 266.2           210.4            192.3
      Corporate Expenses                                                        49.5            48.3             40.8
                                                                             -------         -------          -------
                                                                               818.0           784.6            581.7

INCOME FROM OPERATIONS                                                          54.3            27.6             50.7

OTHER (INCOME) EXPENSE
      Interest Expense                                                           5.8             3.2              2.3
      Other Income                                                              (2.9)           (1.8)            (1.4)
                                                                             -------         -------          -------
                                                                                 2.9             1.4              0.9
INCOME BEFORE INCOME TAXES                                                      51.4            26.2             49.8

INCOME TAXES                                                                    20.2            10.7             20.6
                                                                             -------         -------          -------
NET INCOME                                                                   $  31.2         $  15.5          $  29.2
                                                                             =======         =======          =======
WEIGHTED AVERAGE SHARES                                                         41.4            40.7             39.7
                                                                             =======         =======          =======
BASIC NET INCOME PER SHARE                                                   $  0.75         $  0.38          $  0.73
                                                                             =======         =======          =======
WEIGHTED AVERAGE SHARES AND EQUIVALENTS                                         42.3            41.9             40.7
                                                                             =======         =======          =======
DILUTED NET INCOME PER SHARE                                                 $  0.74         $  0.37          $  0.72
                                                                             =======         =======          =======





----------------
See Accompanying Notes to Consolidated Financial Statements.

American Management Systems, Inc.

CONSOLIDATED BALANCE SHEETS


December 31 (In millions except per share data)                                            1997                1996
----------------------------------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
      Cash and Cash Equivalents                                                             $ 49.6             $ 62.8
      Accounts and Notes Receivable                                                          240.9              247.7
      Prepaid Expenses and Other Current Assets                                                8.4               13.3
                                                                                            ------             ------
                                                                                             298.9              323.8

FIXED ASSETS
      Equipment                                                                               67.0               62.0
      Furniture and Fixtures                                                                  22.4               18.4
      Leasehold Improvements                                                                  13.9               10.7
                                                                                            ------             ------
                                                                                             103.3               91.1
      Accumulated Depreciation and Amortization                                              (58.1)             (43.1)
                                                                                            ------             ------
                                                                                              45.2               48.0

OTHER ASSETS
      Purchased and Developed Computer Software (Net of
       Accumulated Amortization of $63,400,000 and
       $50,500,000)                                                                           58.0               40.2
      Intangibles (Net of Accumulated Amortization of
       $3,200,000 and $2,600,000)                                                              6.0                6.3
      Other Assets (Net of Accumulated Amortization of
       $815,000 and $15,700,000)                                                              13.3                5.9
                                                                                            ------             ------
                                                                                              77.3               52.4
                                                                                            ------             ------

TOTAL ASSETS                                                                                $421.4             $424.2
                                                                                            ======             ======




----------------
See Accompanying Notes to Consolidated Financial Statements.

American Management Systems, Inc.

CONSOLIDATED BALANCE SHEETS

December 31 (In millions except per share data)                                             1997               1996
----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
      Notes Payable and Capitalized Lease Obligations                                       $  7.5             $ 53.5
      Accounts Payable                                                                        10.5               19.6
      Accrued Incentive Compensation                                                          24.7               36.1
      Other Accrued Compensation and Related Items                                            32.2               32.3
      Deferred Revenues                                                                       39.8               20.6
      Other Accrued Liabilities                                                                3.5                2.7
      Provision for Contract Losses                                                            -                 18.5
      Income Taxes Payable                                                                     8.8                7.8
                                                                                            ------             ------
                                                                                             127.0              191.1
      Deferred Income Taxes                                                                    3.0                7.7
                                                                                            ------             ------
                                                                                             130.0              198.8

NONCURRENT LIABILITIES
      Notes Payable and Capitalized Lease Obligations                                         27.9               13.7
      Other Accrued Liabilities                                                                9.5                1.4
      Deferred Income Taxes                                                                   15.3                7.2
                                                                                            ------             ------
                                                                                              52.7               22.3
                                                                                            ------             ------

TOTAL LIABILITIES                                                                            182.7              221.1

STOCKHOLDERS' EQUITY
      Preferred Stock ($0.10 Par Value; 4,000,000 Shares
       Authorized, None Issued or Outstanding)
      Common Stock ($0.01 Par Value; 100,000,000 Shares
       Authorized, 50,115,057 and 49,598,673 Issued and
      41,544,299 and 40,939,209 Outstanding)                                                   0.5                0.5
      Capital in Excess of Par Value                                                          84.1               75.0
      Retained Earnings                                                                      188.5              157.3
      Currency Translation Adjustment                                                         (8.0)              (1.1)
      Common Stock in Treasury, at Cost (8,570,758 and
        8,659,464 Shares)                                                                    (26.4)             (28.6)
                                                                                            ------             ------
                                                                                             238.7              203.1
                                                                                            ------             ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $421.4             $424.2
                                                                                            ======             ======





----------------
See Accompanying Notes to Consolidated Financial Statements.

American Management Systems, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (In millions)                                                 1997          1996         1995
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                         $  31.2       $  15.5      $  29.2
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
    Depreciation                                                                      17.9          16.1         13.6
    Amortization                                                                      16.8          23.2         16.6
    Deferred Income Taxes                                                              3.2          (9.8)         6.0
    Provision for Doubtful Accounts                                                   10.6          15.2          1.6
    Provision for Contract Losses                                                    (18.5)         18.5          -
    Changes in Assets and Liabilities:
         Increase in Trade Receivables                                                (3.7)        (56.8)       (66.5)
         Decrease (Increase) in Prepaid Expenses and Other
            Current Assets                                                             4.8          (4.3)        (2.3)
         Increase in Other Assets                                                     (8.2)         (7.3)        (9.1)
         (Decrease) Increase in Accrued Incentive Compensation                        (9.1)         11.2         14.1
         (Decrease) Increase in Accounts Payable and Other Accrued
            Compensation and Liabilities                                              (0.1)         19.0          8.7
         Increase (Decrease) in Deferred Revenues                                     19.0          (5.7)         0.6
         Increase in Income Taxes Payable                                              1.0           5.5          0.5
                                                                                   -------       -------      -------
    Net Cash Provided by Operating Activities                                         64.9          40.3         13.0
                                                                                   -------       -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Fixed Assets                                                         (15.9)        (27.5)       (22.5)
    Purchase of Computer Software                                                     (2.3)         (5.6)        (2.3)
    Investment in Software Products                                                  (31.6)        (13.8)       (13.7)
    Other Investments and Intangibles                                                  0.4           0.5          0.4
    Proceeds from Sale of Fixed Assets and Computer Software                           0.9           0.7          0.5
                                                                                   -------       -------      -------
    Net Cash Used in Investing Activities                                            (48.5)        (45.7)       (37.6)
                                                                                   -------       -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings                                                                        20.0          30.4         26.5
    Payments on Borrowings                                                           (51.7)         (6.7)        (5.4)
    Proceeds from Common Stock Options Exercised                                       9.1           9.5          5.3
    Payments to Acquire Treasury Stock                                                (0.1)         (0.5)        (0.8)
                                                                                   -------       -------      -------
    Net Cash (Used) Provided by Financing Activities                                 (22.7)         32.7         25.6
                                                                                   -------       -------      -------
    (Decrease) Increase in Currency Translation Adjustment                            (6.9)         (0.3)         0.6
                                                                                   -------       -------      -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (13.2)         27.0          1.6

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        62.8          35.8         34.2
                                                                                   -------       -------      -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $  49.6       $  62.8      $  35.8
                                                                                   =======       =======      =======

NON-CASH OPERATING AND FINANCING ACTIVITIES:
    Treasury Stock Utilized to Satisfy Accrued
      Incentive Compensation Liability                                             $   2.3       $   3.4      $   2.9


----------------
See Accompanying Notes to Consolidated Financial Statements.

American Management Systems, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In millions)


                                                Common
                                                 Stock       Capital in       Currency                                  Total
                                               (Par Value    Excess of       Translation     Retained     Treasury   Stockholders'
                                                 $0.01)      Par Value       Adjustment      Earnings       Stock       Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                        $0.5        $60.2           $(1.4)          $112.6        $(33.6)     $138.3

  Common Stock Options Exercised                   -            3.3                                                        3.3
  Tax Benefit Related to Exercise of
    Common Stock Options                                        1.9                                                        1.9
  Currency Translation Adjustment                                               0.7                                        0.7
  Common Stock Repurchased                                                                                    (0.8)       (0.8)
  Restricted Stock Awarded                                                                                     2.9         2.9
  1995 Net Income                                                                               29.2                      29.2
                                                  ----        -----           -----           ------         -----       -----
Balance, December 31, 1995                         0.5         65.4            (0.7)           141.8         (31.5)      175.5

  Common Stock Options Exercised                   -            5.1                                                        5.1
  Tax Benefit Related to Exercise of
    Common Stock Options                                        4.5                                                        4.5
  Currency Translation Adjustment                                              (0.4)                                      (0.4)
  Common Stock Repurchased                                                                                    (0.5)       (0.5)
  Restricted Stock Awarded                                                                                     3.4         3.4
  1996 Net Income                                                                               15.5                      15.5

                                                  ----        -----           -----           ------         -----       -----
Balance at December 31, 1996                       0.5         75.0            (1.1)           157.3         (28.6)      203.1

  Common Stock Options Exercised                   -            4.1                                                        4.1
  Tax Benefit Related to Exercise of
   Common Stock Options                                         5.0                                                        5.0
  Currency Translation Adjustment                                              (6.9)                                      (6.9)
  Common Stock Repurchased                                                                                    (0.1)       (0.1)
  Restricted Stock Awarded                                                                                     2.3         2.3
  1997 Net Income                                                                               31.2                      31.2

                                                  ----        -----           -----           ------         -----       -----
Balance at December 31, 1997                      $0.5        $84.1           $(8.0)          $188.5        $(26.4)     $238.7
                                                  ====        =====           =====           ======        ======      ======





----------------
See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         The business of American Management Systems, Incorporated and its wholly-owned subsidiaries ("AMS" or the "Company") is to partner with clients to achieve breakthrough performance through the intelligent use of information technology. AMS is an international business and information technology consulting firm that provides a full range of services: business re-engineering, change management, systems integration, and systems development and implementation. AMS is headquartered in Fairfax, Virginia, with offices in 55 cities worldwide. The Company's primary target markets include telecommunications firms, financial services institutions, state and local governments and education, federal government agencies and other corporate clients.

A.       Revenue Recognition

         Revenues on fixed-price contracts are generally recorded using the percentage of completion method based on the relationship of costs incurred to the estimated total costs of the project. Revenues on cost reimbursable contracts and time and material contracts are recorded as labor and other expenses are incurred.

         Revenues from licenses of "off-the-shelf" software products, where the Company has insignificant remaining obligations, are recorded at the time of delivery, less a proportionate amount deferred to cover the costs required to complete the performance of the contract which is later recognized on a percentage of completion basis. In contracts where the Company has significant obligations to customize the software, all revenues are recognized on a percentage of completion basis. Revenues from software maintenance contracts are recognized ratably over the maintenance period.

         On benefit-funded contracts (contracts whereby the amounts due the Company are earned based on actual benefits derived by the client), the Company defers recognition of revenues until that point at which management can predict, with reasonable certainty, that the benefit stream will generate amounts sufficient to fund the contract. From that point forward revenues are recognized on a percentage of completion basis.

         When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Any anticipated losses on contracts in progress are charged to earnings when identified. The costs associated with cost-plus government contracts are subject to audit by the U.S. Government. In the opinion of management, no significant adjustments or disallowances of costs are anticipated beyond those provided for in the financial statements.

B.       Software Development Costs

         The Company develops proprietary software products using its own funds, or on a cost-shared basis with other organizations, and records such activities as research and development. These software products are then licensed to customers, either as stand-alone applications, or as elements of custom-built systems.

         The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86 -- "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". For projects funded by the Company, significant development costs incurred beyond the point of demonstrated technological feasibility are capitalized and, after the product is available for general release to customers, such costs are amortized on a straight-line basis over a period of 3 to 5 years, or other such shorter period as might be required. For projects where the Company has a funding partner, the capital asset is reduced by the amount collected from the partner. The Company recorded $12.5 million of amortization in 1997, $9.3 million of amortization in 1996, and $9.5 million of amortization in 1995. Unamortized costs were $51.9 million and $32.7 million at December 31, 1997 and 1996, respectively. In 1997, the Company reduced the unamortized costs by $4 million representing collections from a funding partner. The Company evaluates the net realizable value of capitalized software using the estimated, undiscounted, net-cash flows of the underlying products.

         The Company expended $50.6 million in 1997, $30.4 million in 1996, and $23.6 million in 1995 for research and development associated with proprietary software; of which $30.7 million in 1997, $26.0 million in 1996, and $19.4 million in 1995 was expensed in the accompanying financial statements.

         The Company capitalizes costs incurred for the development or purchase of internal use software at the time when the evaluation and selection of performance requirements are completed and management authorizes funding of the project. Once the product is substantially complete, capitalized costs are amortized on a straight-line basis over the estimated useful life of the software.

         Purchased software licenses are to be accounted for as set forth in
Note 1.C.

C.       Fixed Assets, Purchased Computer Software Licenses and Intangibles

         Fixed assets and purchased computer software licenses are recorded at cost. Furniture, fixtures, and equipment are depreciated over estimated useful lives ranging from 3 to 10 years. Leasehold improvements are amortized ratably over the lesser of the applicable lease term or the useful life of the improvement. For financial statement purposes, depreciation is computed using the straight-line method. Purchased software licenses are amortized over two to five years using the straight-line method. Intangibles are generally amortized over 5 to 15 years.

D.       Income Taxes

         Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates for the year in which the differences are expected to reverse.

         Deferred income taxes are provided for timing differences in recognizing certain income, expense, and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the methods of accounting for revenue, capitalized software development costs, restricted stock, and the timing of deductibility of certain reserves and accruals for income tax purposes. A valuation allowance is recorded if it is "more likely than not" that some portion or all of a deferred tax asset will not be realized.

E.       Earnings Per Share

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share". The Company adopted SFAS No. 128 in the year ended December 31, 1997 as required and restated earnings per share ("EPS") data for all prior periods to conform with SFAS No. 128.

         SFAS No. 128 replaces the presentation of Primary EPS with a presentation of Basic EPS. SFAS No. 128 also requires dual presentation of basic and diluted EPS on the face of the statement of operations and requires a reconciliation of the numerator and denominator used in the basic and fully diluted EPS computations. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

F.       Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these instruments.

G.       Currency Translation

         For operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income statement amounts at the average monthly exchange rates throughout the year. The Company translates assets and liabilities at exchange rates prevailing as of the Balance Sheet date. The resulting translation adjustments are shown as a separate component of Stockholders' Equity.

H.       Principles of Consolidation

         The consolidated financial statements include the accounts of American Management Systems, Incorporated and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

I.       Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Future actual results could be different due to these estimates. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include: management's forecasts of contract costs and progress towards completion which are used to determine revenue recognition under the percentage-of-completion method, management's estimates of allowances for doubtful accounts, tax valuation allowances, and management's estimates of the net realizable value of purchased and developed computer software and intangible assets.

J.       Foreign Currency Hedging

         The Company enters into foreign exchange contracts as a hedge of intercompany balance sheet transactions. Market value gains and losses are recognized, and the resulting credit or debit offset foreign exchange gains or losses on those transactions. For 1997, the Company entered into two such short-term contracts with de minimis value.

K.       Reclassification

         Certain prior year information has been reclassified to conform with current year presentations.

L        New Accounting Pronouncements

         In June 1997, the FASB issued SFAS No. 130 entitled "Reporting Comprehensive Income", which became effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. All items that are required to be recognized under accounting standards as components of comprehensive income must be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company's principal components of comprehensive income are net income and foreign currency translation adjustments. Given the uncertainty with foreign exchange rates, the Company can not estimate the impact of this pronouncement. This standard will become effective for the Company's 1998 quarterly reporting beginning in the first quarter of 1998.

         In June 1997, the FASB also issued SFAS No. 131 entitled "Disclosures about Segments of an Enterprise and Related Information" which will become effective for the Company's 1998 calendar year financial statements and will apply to quarterly reporting beginning in the first quarter of 1999. This Statement may change the way public companies, having segments, report information about their business in annual financial statements and may require them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company is currently evaluating the standard to determine the impact on its reporting and disclosure requirements.

         In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 97-2, "Software Revenue Recognition" (SoP 97-2), which provides guidance in recognizing revenue on contracts with multiple elements including software licenses and services, and superseded the previous authoritative literature (SoP 91-1). The SoP is effective for the Company for transactions entered into after December 31, 1997. In February 1998, the AICPA proposed deferring, for one year, the implementation date for certain provisions of SoP 97-2. The Company does not currently believe that the application of SoP 97-2 will have a material impact on its historical practice with respect to the timing of revenue recognition in its consolidated financial statements, subject to the proposed one year deferral of certain provisions. The Company has not determined the effect of implementing SoP 97-2 if the provisions are not deferred when the one year proposed deferral expires.

         In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SoP 98-1). The SoP is effective for the Company's 1999 fiscal year and requires capitalization of costs related to developing or obtaining internal-use software. Adoption of the SoP is not expected to materially affect results of operations, as the Company is currently accounting for internal-use software generally in accordance with the provisions of this SoP.


NOTE 2 -- SIGNIFICANT CUSTOMERS

         Total revenues from the U.S. Government, comprising 93 clients in 1997, 90 clients in 1996, and 72 clients in 1995, were approximately $171.5 million in 1997, $113.0 million in 1996, and $97.1 million in 1995. No other customer accounted for 10% or more of total revenues in 1997, 1996, or 1995.

NOTE 3 -- ACCOUNTS AND NOTES RECEIVABLE

December 31 (In millions)                                                        1997           1996
----------------------------------------------------------------------------------------------------
Trade Accounts Receivable
    Amounts Billed                                                             $193.1         $205.7
    Amounts Not Billed                                                           45.3           48.2
    Contract Retention                                                            5.4           11.7
                                                                               ------         ------
    Total                                                                       243.8          265.6

Other Receivables                                                                 2.1            1.0
Allowance for Doubtful Accounts                                                  (5.0)         (18.9)
                                                                               ------         ------
    Total                                                                      $240.9         $247.7
                                                                               ======         ======


         The Company enters into large, long-term contracts and, as a result, periodically maintains individually significant receivable balances with certain major clients. At December 31, 1997, the eight largest individual receivable balances totaled approximately $72 million. No other receivable exceeded $5 million. The Company expects to receive all funds due from these clients.

         Management believes that credit risk, with respect to the Company's receivables, is low due to the credit worthiness of its clients and the diversification of its client base across different industries and geographies. In addition, the Company is further diversified in that it enters into a range of different types of contracts, such as fixed price, cost plus, time and material, and benefits funded contracts. The Company may also, from time to time, work as a subcontractor on particular contracts. The Company performs ongoing evaluations of contract performance as well as an evaluation of the client's financial condition.


NOTE 4 -- NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

         On December 24, 1996, the Company entered into a syndicated $100 million Multi-Currency Revolving Credit ($80 million) and Term Loan ($20 million) Agreement with Wachovia Bank, NationsBank and Commerzbank. This Agreement replaced the two revolving credit agreements (the NationsBank Agreement and the Wachovia Agreement), totaling $70 million that the Company had immediately preceding the execution of the new credit facility, although outstanding borrowings under the NationsBank Agreement continued in force until they matured in January 1997. On January 6, 1997, a Term Loan of $20 million was funded. The Term Loan bears an interest rate of 6.94%, with monthly interest payments on the unpaid principal balance and quarterly principal payments commencing in April 1999.

         The Agreement described above contains certain covenants with which the Company must comply. These include (i) maintaining a total debt to total capitalization ratio of not greater than 0.5 to 1.0, (ii) maintaining a fixed charge cover ratio of not less than 2.5 to 1.0, (iii) restrictions on using net worth to acquire other companies or transferring assets to a subsidiary, and
(iv) restrictions on declaring or paying cash dividends. At December 31, 1997, the Company was in compliance with all covenants under the Agreement.

         Effective January 9, 1998, the Company entered into a syndicated five-year $120 million Multi-Currency Revolving Credit with NationsBank and Wachovia Bank (the "1998 Agreement") as agents. This agreement replaces the $100 million Multi-Currency Revolving Credit Agreement with Wachovia Bank, NationsBank and Commerzbank; the Term Loan, which remains outstanding, is now governed by the 1998 Agreement.

         The aggregate weighted average borrowings under all revolving credit agreements was approximately $41.3 million in 1997, and $29.2 million in 1996, at daily weighted average interest rates of approximately 6.6% in 1997 and 5.2% in 1996. The maximum borrowed under all agreements was $63.1 million in 1997 and $49.2 million in 1996. At December 31, 1997, the Company had $1.8 million outstanding under its revolving credit facility, and $33.6 million in term loans.

         The Company and most of its existing subsidiaries can borrow funds under the 1998 Agreement in any of the approved currencies subject to certain minimum amounts per borrowing. Interest on such borrowings will generally range from LIBOR plus 12.5 basis points to LIBOR plus 45 basis points depending on the ratio of total debt to earnings before interest, taxes, depreciation, and amortization. The Company must also pay a facility fee ranging from 12.5 basis points to 20 basis points of the total facility, based on the same performance measure. Based on such measures at December 31, 1997, interest payments during 1998 will be based on LIBOR plus 22.5 basis points and the facility fee will be 12.5 basis points.

         The 1998 Agreement, and the term loan, contains certain covenants with which the Company must comply. These include: (i) maintain at the end of each fiscal quarter for the four fiscal quarters ending on such date a fixed charge coverage ratio of not less than 2.25 to 1.0, as of December 31, 1997 and March 31, 1998, increasing to 2.5 to 1.0 for the quarter ending June 30, 1998 and thereafter, (ii) maintain total debt to EBITDA ratio of no more than 3.0 to 1.0, (iii) restrictions on using net worth to acquire other companies or transferring assets to a subsidiary, and (iv) restrictions on declaring or paying cash dividends in any one fiscal year in excess of twenty-five percent of its net income for such year.

         The following schedule summarizes the total outstanding notes and capitalized lease obligations. Differences between the face value and the fair value are considered immaterial.

December 31 (In millions)                                                          1997          1996
--------------------------------------------------------------------------------------------------------
Revolving Line-of-Credit                                                           $ 1.8         $46.8

Unsecured Notes With Interest at 5.25% - 6.94%
  Principal and Interest Payable Monthly Through
  January 2004                                                                      33.6          20.4

                                                                                   -----         -----
Total Notes Payable and Capitalized Lease Obligations                              $35.4         $67.2
                                                                                   =====         =====


Principal amounts are repayable as shown below:
    1998                                                                           $ 7.5
    1999                                                                             5.3
    2000                                                                             5.2
    2001                                                                             5.1
    2002 and Beyond                                                                 12.3
                                                                                   -----
                                                                                    35.4
    Less Current Portion                                                             7.5
                                                                                   -----
    Long-Term Portion                                                              $27.9
                                                                                   =====

         Interest paid by the Company totaled $5.8 million in 1997, $3.2 million in 1996, and $2.3 million in 1995.

NOTE 5 -- EQUITY SECURITIES

         At December 31, 1997, the Company had a stock option plan, 1992 Amended and Restated Stock Option Plan E, as amended (the "1992 Plan E"), under which the Company was authorized to issue up to 3,375,000 shares of common stock as incentive stock options ("ISOs") or nonqualified stock options ("NSOs"). The 1992 Plan E, which was approved by the shareholders in May 1992, replaced Stock Option Plan E ("Plan E"). On May 10, 1996, the shareholders approved a new stock option plan for the Company, Stock Option Plan F ("Plan F") under which an additional 3,800,000 shares of common stock may be issued as ISOs or NSOs. On February 21, 1997, the Board of Directors then adopted certain amendments to Plan F resulting in 1996 Amended Stock Option Plan F ("Amended Plan F") which was approved by the shareholders at the May 9, 1997 annual meeting.

         Under all plans, the exercise price of an ISO granted is not less than the fair market value of the common stock on the date of grant and for NSOs, the exercise price is either the fair market value of the common stock on the date of the grant or, when granted in connection with one-year performance periods under the Company's incentive compensation program, the exercise price may be determined by a formula selected by the Board or appropriate Board committee that is based on the fair market value of the common stock as of a date, or for a period, that is within three months of the date of grant. In cases where the average market value exceeds the exercise price on the date of grant, the differential is recorded as compensation expense. Under all plans, options expire up to eight years from the date of grant. Options granted are exercisable immediately, in monthly installments, or at a future date, as determined by the appropriate Board committee or as otherwise specified in the plan.

         At December 31, 1997, there were 152,633 shares available for the grant of future options under 1992 Plan E and 2,849,806 shares available under Amended Plan F. No options remain available for grant under any previous stock
option plan.   At its February 1998 meeting, the Board terminated 1992 Plan E.
No grants had been made under this plan since 1996. The following table summarizes information with respect to stock options outstanding at December 31, 1997.

                                                                                    Options Exercisable
                                 Total Options Outstanding at 12/31/97                 at 12/31/97
                            ----------------------------------------------- -----------------------------------
                                             Weighted
                                              Average
                                             Remaining         Weighted                            Weighted
                                            Contractual         Average                             Average
       Range of                 Number          Life            Exercise           Number           Exercise
  Exercise Prices              of Shares      (Years)            Price           of Shares           Price
---------------------------------------------------------------------------------------------------------------
$  3.59   - $  8.44              650,075        1.65            $ 7.51             550,265         $ 7.44
   8.61   -   10.11              645,196        0.41              8.94             616,035           8.94
  10.17   -   13.62              655,277        2.85             12.28             536,594          12.55
  13.83   -   17.50              733,971        4.44             16.89             546,303          17.22
  18.25   -   24.00              664,176        3.57             22.36             531,518          22.75
  24.62   -   35.62              430,607        5.67             27.70             178,950          28.62
                             -----------                                       -----------
                               3,779,302        2.98            $15.31           2,959,665         $14.52


         The Company has chosen to continue to account for stock-based compensation using the method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees." In 1996, the Company adopted, for disclosure purposes only, Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123).

         If the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro-forma net income and earnings per share for fiscal year 1997 and 1996 would have been decreased to the pro-forma amounts indicated below:


December 31 (in millions, except per share data):                                  1997             1996
------------------------------------------------------------------------------------------------------------
Reported Net Income                                                                $31.2            $15.5
                                                                                   =====            =====
Pro-Forma Net Income                                                               $26.8            $13.1
                                                                                   =====            =====
Reported Basic Net Income per Share                                                $0.75            $0.38
                                                                                   =====            =====
Pro-Forma Basic Net Income per Share                                               $0.65            $0.32
                                                                                   =====            =====
Reported Diluted Net Income per Share                                              $0.74            $0.37
                                                                                   =====            =====
Pro-Forma Diluted Net Income per Share                                             $0.64            $0.31
                                                                                   =====            =====


         The SFAS No. 123 method of accounting does not apply to options granted prior to January 1, 1995, and accordingly, the resulting pro-forma compensation cost may not be representative of that to be expected in future years.

         The Company has eight-year and five-year options. For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Under the Black-Scholes model, the total value of the eight-year options granted in 1997 and 1996 was $2.2 million and $1.8 million, respectively, which would be amortized on a graded vesting schedule on a pro-forma basis over a seven-year period. The weighted-average fair value of the eight-year stock options granted in 1997 and 1996 was $10.56 and $12.36, respectively. The total value of the five-year stock options granted in 1997 and 1996 was $5.5 million and $5.0 million, respectively, which would be amortized ratably on a pro-forma basis over a five-year period (which varies between four months and five years). The weighted-average fair value of the five-year stock options granted in 1997 and 1996 was $7.28 and $8.06, respectively.

         Additionally, the following weighted-average assumptions were used for both the eight-year and five-year stock options granted in 1997 and 1996, respectively.


                                                               Eight Year                      Five Year
                                                         ---------------------           --------------------
December 31                                               1997           1996             1997          1996
----------------------------------------------------------------------------------------------------------------
Expected Volatility                                     39.96%         38.01%           39.65%        36.35%

Risk-Free Interest Rate                                  5.60%          6.48%            6.29%         5.58%

Expected Life                                            5 yrs          5 yrs            4 yrs         4 yrs

Expected Dividend Yield                                     0%             0%               0%            0%


         Additional information with respect to stock options awarded pursuant to such plans is summarized in the following schedule.

                                                                       Number of               Weighted
                                                                        Option                  Average
                                                                        Shares              Exercise Price
-------------------------------------------------------------------------------------------------------------
Balance At December 31, 1994:                                          3,242,551                  $ 7.51
    Options Granted                                                      737,752                   13.53
    Options Canceled                                                       9,486                    8.36
    Options Exercised                                                    566,235                    5.86
    Balance Outstanding at December 31, 1995                           3,404,582                    9.09

For the Year Ended December 31, 1996:
    Options Granted                                                      769,451                   23.84
    Options Canceled                                                      26,495                   16.67
    Options Exercised                                                    730,782                    7.16
    Balance Outstanding at December 31, 1996                           3,416,756                   12.76

For the Year Ended December 31, 1997:
    Options Granted                                                      964,335                   20.77
    Options Canceled                                                      85,405                   19.60
    Options Exercised                                                    516,384                    7.94
    Balance Outstanding at December 31, 1997                           3,779,302                   15.31


         At its February 1995 meeting, the Board authorized the Company to expend up to $10 million to repurchase additional shares of its common stock, from time to time, for its stock-based benefit plans or for other corporate purposes. The Company repurchased 3,358, 24,600, and 60,000 shares of its common stock during 1997, 1996, and 1995, respectively, totaling $1.4 million.


NOTE 6 - EARNINGS PER SHARE RECONCILIATION

Year Ended December 31 (In millions except per share data)                      1997          1996       1995
--------------------------------------------------------------------------------------------------------------
 Basic Earnings per Share Computation
 ------------------------------------
   Net Income (Numerator)                                                      $ 31.2         $15.5      $29.2
                                                                               ------        ------     ------
   Weighted Average Shares (Denominator)                                         41.4          40.7       39.7
                                                                               ------        ------     ------
   Basic Net Income per Share                                                  $ 0.75        $ 0.38     $ 0.73
                                                                               ======        ======     ======
Diluted Earnings per Share Computation
--------------------------------------
   Net Income (Numerator)                                                      $ 31.2         $15.5      $29.2
                                                                               ------        ------     ------
   Weighted Average Shares and Equivalents:
      Weighted Average Shares                                                    41.4          40.7       39.7
      Shares Issuable Upon Exercise of Stock Options                              2.9           3.5        3.5
      Less Shares Assumed to be Repurchased at Fair Market Value                 (2.0)         (2.3)      (2.5)
                                                                               ------        ------     ------
      Total Weighted Average Shares and Equivalents (Denominator)                42.3          41.9       40.7
                                                                               ------        ------     ------
   Diluted Net Income per Share                                                $ 0.74        $ 0.37     $ 0.72
                                                                               ======        ======     ======



NOTE 7 -- INCOME TAXES

Year Ended December 31 (In millions)                                          1997         1996        1995
--------------------------------------------------------------------------------------------------------------
Income before income taxes for the year ended
  December 31 was derived in the following jurisdictions:
   U.S.                                                                      $  25.7      $   8.7     $  42.6
   Non-U.S.                                                                     25.7         17.5         7.2
                                                                             -------      -------     -------
                                                                             $  51.4      $  26.2     $  49.8
                                                                             =======      =======     =======

The provision for income taxes is comprised of the following:
   Current:
      U.S.                                                                   $   3.3      $  10.4     $   9.4
      State                                                                      0.3          1.4         1.8
      Non-U.S.                                                                  13.3          8.7         3.4
   Deferred:
      U.S.                                                                       3.2         (4.3)        5.4
      State                                                                      0.6         (0.5)        0.6
      Non-U.S.                                                                  (0.5)        (5.0)        -
                                                                             -------      -------     -------
Total Provision                                                              $  20.2      $  10.7     $  20.6
                                                                             =======      =======     =======
The differences between the U.S. federal statutory income tax as measured based on pre-tax income and the Company's
   effective rate are:
      U.S. federal statutory income tax rate                                    35.0%        35.0%       35.0%
      State income taxes, net of federal benefit                                 1.6%         1.9%        3.8%
      Change in valuation allowance                                              0.2%        (9.1%)       2.5%
      Research tax credits                                                      (3.6%)       (3.0%)      (0.9%)
      Meals and entertainment                                                    3.7%         5.7%        2.2%
      Goodwill and Other Non-deductibles                                         0.4%         1.6%        -
      Benefit of Subsidiary Conversion                                          (1.7%)        -           -
      Impact of Non-US jurisdictions                                             6.0%         4.3%       (1.0%)
      Other                                                                     (2.3)%        4.4%       (0.2%)
                                                                             -------      -------     -------
E ffective Rate                                                                 39.3%        40.8%       41.4%
                                                                             =======      =======     =======



Year Ended December 31 (In millions)                                    1997           1996           1995
-------------------------------------------------------------------------------------------------------------
The tax effect of temporary differences that give rise to
   significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:
      Deferred Tax Assets:
           Deferred Revenue                                          $    1.5       $    2.4       $    2.9
           Restricted Stock                                               3.6            3.2            3.0
           Accrued Leave Costs                                            3.4            2.9            2.2
           Allowance for Doubtful Accounts                                4.2           13.9            2.2
           Loss and Credit Carryforwards                                  9.0            5.4            2.8
           Other                                                          5.0           (1.9)           2.0
                                                                      -------        -------        -------
      Subtotal                                                           26.7           25.9           15.1
      Valuation Allowance                                                (0.5)          (0.4)          (2.8)
                                                                      -------        -------        -------
      Total Deferred Tax Assets                                       $  26.2        $  25.5        $  12.3
                                                                      -------        -------        -------


      Deferred Tax Liabilities:
           Unbilled Receivables                                       $ (20.4)       $ (26.9)       $ (20.4)
           Capitalized Software                                         (21.0)         (12.6)         (10.0)
           Other                                                         (3.1)          (0.9)          (6.6)
                                                                      -------        -------        -------
      Total Deferred Tax Liabilities                                    (44.5)         (40.4)         (37.0)
                                                                      -------        -------        -------
      Net Deferred Tax Liabilities                                    $ (18.3)       $ (14.9)       $ (24.7)
                                                                      =======        =======        =======



      The net changes in total valuation allowance for the years ending December 31, 1997 and 1996 were an increase of $0.1 million and a decrease of $2.4 million, respectively. Certain of the Company's foreign subsidiaries have net operating losses, the majority of such losses carry forward over an indefinite period.

      The Company has not provided U.S. federal income and foreign withholding taxes on $26.6 million of non-U.S. subsidiaries' undistributed earnings as of December 31, 1997, because such earnings are intended to be reinvested indefinitely or have already been taxed at rates in excess of the U.S. federal rate. If these earnings were distributed, foreign tax credits would become available under current law to reduce or eliminate the resulting U.S. Income tax liability. Where excess cash has accumulated in the Company's non-US subsidiaries and it is advantageous for tax or foreign exchange reasons, subsidiary earnings are remitted.

      The Company paid income taxes of approximately $14.9 million, $14.3 million, and $16.4 million, in 1997, 1996, and 1995, respectively.


NOTE 8 - DEFERRED COMPENSATION PLAN

         The Company has deferred compensation plans which were implemented in late 1996, and permit eligible employees and directors to defer a specified portion of their compensation. The deferred compensation earns a specified rate of return. As of year end 1997 and 1996 the Company had accrued $10.4 million and $2.1 million, respectively, for its obligations under these plans. The Company expensed $0.6 million in 1997, related to the earnings by the deferred compensation plan participants.

         To fund these plans, the Company purchases corporate-owned life insurance contracts. Proceeds from the insurance policies are payable to the Company upon the death of the insured. The cash surrender value of these policies, included in "Other Assets", was $9.6 million at December 31, 1997. There were no outstanding loans at December 31, 1997 on these policies.


NOTE 9 -- EMPLOYEE PENSION PLAN

         The Company has a simplified employee pension plan, which became effective January 1, 1980. Contributions are based on the application of a percentage specified by the Company to the qualified gross wages of eligible employees. The Company makes annual contributions to the plan equal to the amount accrued for pension expense. Total expense of the plan was $9.8 million in 1997, $8.3 million in 1996, and $6.3 million in 1995.


NOTE 10 -- COMMITMENTS AND CONTINGENCIES

         The Company occupies production facilities and office space (real property) and uses various pieces of equipment under operating lease agreements, expiring at various dates through the year 2014.

         The commitments under these agreements, as of December 31, 1997, are summarized in the table below. Payments under the real property leases are generally subject to escalation based upon increases in the Consumer Price Index, operating expenses, and property taxes.

                     Gross Rentals and Maintenance Payments

(In millions)                                    Real Property          Equipment                  Total
----------------------------------------------------------------------------------------------------------
1998                                                 $ 33.7                 $10.3                  $ 44.0
1999                                                   35.3                   6.6                    41.9
2000                                                   32.3                   1.9                    34.2
2001                                                   29.7                   0.2                    29.9
2002                                                   26.8                   -                      26.8
2003 through 2014                                     151.9                   -                     151.9
                                                     ------                 -----                  ------

Total                                                $309.7                 $19.0                  $328.7
                                                     ======                 =====                  ======

         Operating lease expense for 1997, 1996, and 1995 was approximately $46.5 million, $34.1 million, and $27.9 million, respectively.

         The Company has an extended leave program for titled employees that provides for compensated leave of eight weeks after seven years of service. The leave is not vested and can be taken only at the discretion of management. Because of the extended period over which the leave accumulates and the highly discretionary nature of the program, the amount of extended leave accumulated at any period end which will ultimately be taken is indeterminable. Consequently, the Company expenses such leave as it is taken.

         The Company has entered into a bank guarantee due upon request for performance under one of its contracts. At December 31, 1997 the Company had $6.3 million outstanding under such bank guarantee.

         AMS performs, at any point in time, under a variety of contracts for many different clients. Situations can occasionally arise where factors may result in the renegotiation of existing contracts. Additionally, certain contracts may provide the client the right to suspend or terminate the contracts. To the extent any contracts may provide the client with such rights, the contracts generally provide for AMS to be compensated for work performed to date and may include provisions for payment of certain termination costs. However, business and other considerations may at times influence the ultimate outcome of contract renegotiations, suspension and/or cancellation.
As of December 31, 1997, management is not aware of any major contract where there was a risk of suspension, termination or significant renegotiation which would materially impact the Company's financial position or results of operations other than those already provided for in the financial statements of the Company.


NOTE 11 -- RELATED PARTY TRANSACTIONS

         The Company incurred legal fees and reimbursable expenses payable to Shaw, Pittman, Potts & Trowbridge, general counsel to the Company, totaling approximately $4.0 million, $2.7 million, and $2.5 million, in 1997, 1996, and 1995, respectively. A member of the firm of Shaw, Pittman, Potts & Trowbridge is the spouse of an executive officer of the Company who resigned in November 1997.


NOTE 12 -- BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

         AMS operates in one industry segment -- providing computer and information technology products and services to large clients in targeted vertical markets. However, AMS markets its services and products worldwide and its operations can be grouped into two main geographic areas according to the location of each AMS company. The two groupings consist of United States locations and non-US locations (primarily in Australia, Belgium, Canada, England, France, Germany, Mexico, Poland, Portugal, Spain, Sweden, Switzerland, and The Netherlands). Pertinent financial data, by geographic area, is summarized below.

Year Ended December 31 (In millions)                            1997              1996              1995
----------------------------------------------------------------------------------------------------------
Revenues
    U.S. Companies                                             $682.2            $645.2            $557.2
    Non-US Companies                                            190.1             167.0              75.2
                                                               ------            ------            ------
    Consolidated Total                                          872.3             812.2             632.4
                                                               ======            ======            ======
Income From Operations
    U.S. Companies                                               26.8               8.0              44.4
    Non-US Companies                                             27.5              19.6               6.3
                                                               ------            ------            ------
    Consolidated Total                                           54.3              27.6              50.7
                                                               ======            ======            ======
Identifiable Assets
    U.S. Companies                                              389.7             355.0             290.0
    Non-US Companies                                             31.7              69.2              47.5
                                                               ------            ------            ------
    Consolidated Total                                         $421.4            $424.2            $337.5
                                                               ======            ======            ======


         Revenues from AMS's U.S. Companies include export sales to non-US clients of $58.5 million in 1997, $111.3 million in 1996, and $103.0 million in 1995. As a result, the Company's total non-US client revenues were as follows:


Year Ended December 31 (In millions)                              1997             1996              1995
-----------------------------------------------------------------------------------------------------------
    Exports By U.S. Companies                                    $ 58.5           $111.3            $103.0
    Non-US Companies                                              190.1            167.0              75.2
                                                                 ------           ------            ------

    Total Non-US Client Revenues                                 $248.6           $278.3            $178.2
                                                                 ======           ======            ======

         Percent of Total Revenues                                 28.5%            34.3%             28.2%
                                                                 ======           ======            ======



REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of American Management Systems, Incorporated

         In our opinion, the accompanying consolidated financial statements appearing on pages 3 to 21 of the 1997 Financial Report present fairly, in all material respects, the financial position of American Management Systems, Incorporated and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Washington, D.C.
February 18, 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the percentage of total revenues of major items in the Consolidated Statements of Operations and the percentage change in such items from period to period (see "Financial Statements and Notes"). The effect of inflation and price changes on the Company's revenues, income from operations, and expenses, is generally comparable to the general rate of inflation in the U.S. economy.

                                                                                              Period-to-Period
                                                      Percentage of Total Revenues                 Change
                                                      ----------------------------            ----------------
                                                                                               1997      1996
                                                                                                vs.       vs.
                                                       1997        1996        1995            1996      1995
--------------------------------------------------------------------------------------------------------------
Revenues                                              100.0%      100.0%      100.0%            7.4      28.4%

Expenses
    Client Project Expenses                            57.6        64.8        55.1            (4.5)     50.9
    Other Operating Expenses                           30.5        25.9        30.4            26.5       9.4
    Corporate Expenses                                  5.7         5.9         6.5             2.5      18.4
                                                    -------     -------     -------
                                                       93.8        96.6        92.0             4.3      34.9

Income from Operations                                  6.2         3.4         8.0            96.7     (45.6)
Other (Income) Expense                                  0.3         0.2         0.1           107.1      55.6
                                                    -------     -------     -------
Income Before Income Taxes                              5.9         3.2         7.9            96.2     (47.4)
Income Taxes                                            2.3         1.3         3.3            88.8     (48.1)
                                                    -------     -------     -------
Net Income                                              3.6         1.9         4.6           101.3     (46.9)
Weighted Average Shares                                                                         1.7       2.5
Basic Net Income per Share                                                                     97.4     (47.9)
Weighted Average Shares and Equivalents                                                         1.0       2.9
Diluted Net Income per Share                                                                  100.0     (48.6)

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

         REVENUES

         Revenues increased 7% and 28% during 1997 and 1996 compared to the preceding year. Approximately 85-90% of each year's revenues come from clients for whom the Company performed services in prior years. Looking ahead to 1998, the Company expects continued growth, at higher rates of increase than were experienced in 1997.

         Business with non-US clients decreased 11% during 1997 to $249 million while it increased 56% in 1996 to $278 million. Business with non-US clients represents 28% and 34% of the Company's total revenues for 1997 and 1996, respectively. This was the first year (1997) since the Company began its international expansion in 1989 in which non-US revenues have declined on a comparative basis. These decreases were primarily due to two factors. The first factor is the termination of work with the non-US telecommunications client, Telecom Securicor Cellular Radio Limited ("Cellnet"), that had been the subject of prior statements by the Company dating back to the fourth quarter of 1996. The Company announced the termination of the Cellnet contract in a press release dated August 13, 1997. The second factor is the unexpected cancellation at the end of August 1997 by Swiss Telecom of the second phase of the Customer Care and Billing Systems project, after the successful completion of phase one of such project. The Company announced the cancellation of the Swiss Telecom contract in a press release dated September 4, 1997. If revenues from both such contracts were excluded from total revenues for 1997 and 1996, all other business with non-US clients increased 6% and 29%, during the twelve months of 1997 and 1996, respectively. For the year 1998, the Company expects non-US business, and European business in particular, to show little or no growth over 1997, owing principally to the impacts of the two clients discussed above.


         In the Telecommunications Firms market, a market which is characterized by large projects with relatively few clients, revenues decreased 16% compared to 1996 while there was an increase of 38% comparing 1996 to 1995. Non-US revenues decreased 20% and increased 65%, again compared to the 1996 and 1995 periods. These decreases are predominantly attributable to the termination of work on the Cellnet and Swiss Telecom contracts mentioned above, especially Cellnet. Excluding revenues from these two contracts, non-US revenues in this market from other contracts remained flat in 1997 and increased 30% in 1996. Revenues from all other telecommunications clients (both US and non-US, but excluding these two contracts) were approximately the same in 1997 when compared to 1996, and such revenues increased 17% between 1996 and 1995.

         For the year 1998, the Company expects revenues in this market to be approximately equal to Telecommunications Firms revenues for 1997. The lack of growth reflects several factors: the need to replace revenues from the Cellnet and Swiss Telecom contracts, Company initiated slowdown in business development in the fall of 1996 which market pipeline is just now increasing, reorganization of management and market orientation in this market, and the need to upgrade
software.   The Company has begun development of its generation of customer care and billing software, known as "Tapestry", well underway through a significant contract with a European client. As that client is sharing part of the cost of the development, collections from that contract will not contribute to revenue growth in this market in 1998, but instead reduce capitalized software costs. A majority of the development effort is being capitalized. There remain risks in this market. Competition for experienced staff is especially intense in the telecommunications field, and staffing remains one of the Company's critical challenges for the Telecommunication Firms market. Additionally, the Company has entered various emerging markets. Contracts in emerging markets can pose higher delivery risks, however, than the Western European and U.S. markets in which the Company previously concentrated.

         In the Financial Services Institutions target market, 1997 revenues increased 17% over 1996, owing principally to build-ups in business with clients who started large projects in the second half of 1996 and several new projects in 1997. Revenues for this market, although strong generally, were somewhat lower than expectations due to differences with a European client on the scope of one project that led ultimately in the fourth quarter to termination of that contract. Business with non-US clients, primarily European, account for approximately 32% of the revenues in this market ($68 million). Comparing 1996 to 1995, business in this market had increased 23% owing to new business in late 1995. For 1998, the Company expects demand in the market to remain strong, but faces staffing constraints in this market as well. The Company anticipates revenue growth in this market to increase at rates somewhat above the Company's overall revenue growth.

         In the State and Local Governments and Education target market, revenues increased 22% in 1997 and 32% in 1996. The 1997 increase was fueled by several large contracts with state taxation departments looking to make substantial improvements in their ability to collect delinquent taxes and several new engagements for financial and revenue systems. On certain of the contracts with state taxation departments, the Company's fees are paid out of the benefits (increased collections) that the client achieves. On benefit-funded contracts (contracts whereby the amounts due the Company are earned based on actual benefits derived by the client), the Company defers recognition of revenues until that point at which management can predict, with reasonable certainty, that the benefit stream will generate amounts sufficient to fund the contract. From that point forward revenues are recognized on a percentage of completion basis. At the end of 1997, all such contracts had provided enough benefits to fund the work. In 1998, because the Company has begun several new large multi-year benefits-funded contracts, revenues from certain of those contracts are not likely to be recognized until later periods. The Company enjoys strong demand in this market. The Company has over $500 million in signed contracts in the State and Local Governments and Education market, to be performed over the next several years. Revenues in the State and Local Governments and Education market are expected to increase in 1998 at rates exceeding the increase in the Company's overall revenues.

         Revenues in the Federal Government Agencies target market increased 39% in 1997 and 22% in 1996. This increase was attributable to the award of a significant multi-year contract with the Department of Defense for its Standard Procurement System (SPS) which accounted for 40% of the 1997 growth in this market. In addition, there was increased business with existing clients and new business with both defense and civilian agencies. The Company expects revenues in this target market, for 1998, to increase at rates ahead of the overall growth rate of the Company, but not as high as the rates of increase in
this market when comparing 1997 to 1996.   These revenue increases will
continue to be driven primarily by the SPS contract.

         Revenues from Other Corporate Clients decreased 11% in 1997 and increased 4% during 1996. For 1998, revenues from this market, which represents business in smaller vertical markets, are expected to increase at rates below the Company's overall growth in revenues owing to the expected increased work with health care and electric and gas utilities clients, being at least partially offset by decreases in various other projects.

         EXPENSES

         Client project expenses and other operating expenses together increased 4% during 1997, which was slightly lower than the growth rate in revenues. Comparing 1996 to 1995, client project and other operating expenses increased 36%. Included in this increase for both 1997 and 1996 are the provisions and charges the Company recorded with respect to various client projects, totaling $7.2 million for 1997 and $31.1 million for 1996. The relevant clients included Cellnet, Swiss Telecom, a Financial Services Institutions client and in the fourth quarter of 1997 a receivable from a foreign government experiencing cash flow difficulties which had been owing for several years. In 1996, the Company recorded losses expected in 1997 related to the Cellnet project. These expenses were partially offset by significant reductions in performance-based incentive compensation accruals for the senior managers in the business units. Without these provisions and charges, client project and other operating expenses in 1996 would have increased by 31% over 1995, generally in line with the overall growth of the Company for 1996. Looking to 1998, the Company anticipates that growth in these expenses generally will be in line with the revenue growth.

         Corporate Expenses increased 2% and 18%, in 1997 and 1996, respectively. The 1997 and 1996 rates of increase were offset in part by sharply reduced performance-based incentive compensation accruals for the corporate officers and minimal profit-based compensation accruals under the Company's restricted stock program, both owing to the material impact of the Cellnet and Swiss Telecom contracts discussed earlier. In addition, the lower rate of growth in corporate expenses reflects the Company's focus on controlling expenses. For the year 1998, the Company expects these expenses to grow slightly above the Company's revenue growth.

         INCOME FROM OPERATIONS

         Income from operations increased 97% in 1997 and decreased 46% in 1996. These fluctuations were principally due to the charges associated with the non-US client projects discussed above. Absent these charges, income from operations would have increased 31% in 1996, comparable to the growth in revenues and in line with the Company's expectations. For 1997, as the Company was successful in controlling its overall growth rate, the Company's profit margins improved, but not at the level expected at the beginning of 1997, due primarily to the significant amount of management and staff resources that have been consumed in attempting to resolve the issues with the non-US client projects, delays in redeploying personnel from those projects, and attrition of
personnel in that market higher than the Company's historical norms.   For
1998, the Company will continue to manage growth and expects to improve on the profit margins.

         OTHER (INCOME) EXPENSE

         Interest expense increased 81% in 1997, compared to 1996, because of significant increases in short-term borrowing to finance accounts receivable, especially those of one of its foreign subsidiaries and the addition of the $20 million term loan signed in January 1997. It is expected that interest expense in 1998 will be significantly lower, compared to 1997, because of lower average outstanding borrowings. Other income increased 61% in 1997, compared to 1996, due primarily to additional income from landlord-initiated building moves, which the landlord payments exceeded the actual costs to move.

         INCOME TAXES

         The Company's effective tax rate for 1997 was 39.3% compared to 40.8% in 1996. During the fourth quarter of 1997, the Company determined that it would be able to take advantage of a recent change in U.S. tax law that allowed certain U.S. tax benefits to accrue in cases where a U.S. company has foreign subsidiaries with accumulated losses in excess of the equity invested. The Company took advantage of this new law and was able to lower its 1997 tax rate, which benefit will not be recurring. The 1995 effective tax rate was 41.4%. The Company expects that its effective tax rate in 1998 will be generally consistent with its historical rates.


FOREIGN CURRENCY EXCHANGE

         Approximately 28% of the Company's total revenues in 1997, 34% in 1996, and 28% in 1995, were derived from non-US clients. The Company's practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases, thus there is some risk that profits will be affected by foreign currency exchange fluctuations. However, the Company seeks to negotiate provisions in contracts with non-US clients that allow pricing adjustments related to currency fluctuations. In late 1997, the Company employed hedging of intercompany balance sheet transactions through derivative instruments (foreign currency swap contracts). For 1997, the Company entered into two such short-term contracts with de minimis value, which gave the Company access to additional sources of financing while limiting both the foreign exchange risk and exposure to floating interest rates.


LIQUIDITY AND CAPITAL RESOURCES

         The Company provides for its operating cash requirements primarily through funds generated from operations, and secondarily from bank borrowings, which provide for cash and currency management with respect to the short term impact of certain cyclical uses such as annual payments of incentive compensation as well as financing to some degree accounts receivable. At December 31, 1997, the Company's cash and cash equivalents totaled $49.6 million, down from $62.8 million at the end of 1996. Cash provided from operating activities for 1997 was $64.9 million. Cash provided from operating activities increased due to significant improvements in the rate of collection of the Company's accounts receivable. Contributing to these improvements was the collection of most of the outstanding accounts receivable related to subcontract work with a prime contractor in the child support enforcement business. At December 31, 1997 receivables outstanding from that prime contractor are less than 5% of the overall accounts receivable balance. See
Note 3 to the consolidated financial statements for further discussion on accounts receivable.

         The Company invested over $48.5 million in fixed assets and software purchases, and computer software development during 1997. Revolving line of credit borrowings during 1997 decreased by $45.0 million over year-end 1996, which borrowings consisted entirely of foreign currency borrowings by the Company's non-US subsidiaries, only $1.8 million of which remained outstanding at December 31, 1997. Additionally, the Company borrowed $20 million during the first quarter of 1997 under the term loan provisions of its $100 million syndicated debt facility then in effect. The aggregate weighted average short-term borrowings during 1997 was approximately $41.3 million, at an weighted average interest rate of 6.6%. During 1997, the Company made approximately $51.7 million in installment payments of principal on outstanding debt owed to banks; the Company also received proceeds of approximately $9.1 million during the period from the exercise of stock options and the tax benefits related thereto.

         At December 31, 1997, the Company's debt-equity ratio, as measured by total liabilities divided by stockholders' equity was 0.77, down from 1.09 at December 31, 1996.

                 On December 24, 1996, the Company entered into a syndicated $100 million Multi-Currency Revolving Credit ($80 million) and Term Loan ($20 million) Agreement with Wachovia Bank, NationsBank and Commerzbank. This Agreement replaced the two revolving credit agreements (the NationsBank Agreement and the Wachovia Agreement), totaling $70 million that the Company had immediately preceding the execution of the new credit facility, although outstanding borrowings under the NationsBank Agreement continued in force until they matured in January 1997. On January 6, 1997, a Term Loan of $20 million was funded. The Term Loan bears an interest rate of 6.94%, with monthly interest payments on the unpaid principal balance and quarterly principal payments commencing in April 1999.

         Effective January 9, 1998, the Company entered into a syndicated five-year $120 million Multi-Currency Revolving Credit with NationsBank and Wachovia Bank (the "1998 Agreement") as agents. This agreement replaces the $100 million Multi-Currency Revolving Credit Agreement with Wachovia Bank, NationsBank and Commerzbank; the Term Loan, which remains outstanding, is now governed by the 1998 Agreement.

         The Company's material unused source of liquidity at the end of 1997 consisted of approximately $78.2 million under the revolving credit and term debt facility then in effect. The Company believes that its liquidity needs can be met from the various sources described above.

         Companies in the business of providing information technology services, software products or custom-developed software, such as the Company, face "Year 2000 compliance" issues in at least two critical areas: internal systems and client systems. "Year 2000 compliance" means the ability of software and other processing capabilities to interpret and manipulate correctly all data that includes the year 2000 or dates thereafter. Failure of software and related capabilities used by the Company or, under certain circumstances, furnished to clients, to be Year 2000 compliant could have a material adverse impact on the Company. Accordingly, the Company is focusing at the most senior levels on these issues, with the Audit Committee of the Board of Directors, in conjunction with the Company's Chief Technology Officer and others, monitoring the Company's analyses and status with respect to Year 2000 issues.

         Early in 1997, the Company completed surveys of all of its major internal systems for Year 2000 compliance. The Company began remediation efforts for some systems in 1997, with others scheduled for upgrade or replacement in 1998. Assessment of smaller software components and systems, and interfaces with vendors, is continuing into 1998. The Company is coordinating centrally all of its efforts to achieve Year 2000 compliance of its internal systems by 1999. Total costs of achieving Year 2000 compliance in its internal systems, which costs will be expensed as they are incurred, are estimated to be approximately $3.0 million for 1998 and $2.5 million for 1999; the Company expensed $1.1 million for Year 2000 costs in 1997.

         With respect to its clients, the Company does not presently anticipate material costs or risks allocable specifically to Year 2000 compliance issues, but is continuing to assess the scope and status of such risks. Client engagements for specific Year 2000 remediation work have not been a strategic marketing focus for remediation work alone. In many of the Company's current engagements, Year 2000 replacement work is implicit, as the Company's clients are replacing systems for various business reasons but in the process are gaining a new Year 2000 compliant system. The Company does not anticipate any special risks or costs attributable to Year 2000 compliance issues in performing such contracts. With respect to contractual obligations to active clients (clients for whom the Company is still obligated to furnish products or services, such as maintenance), the Company similarly does not anticipate in the aggregate material costs or risks associated with Year 2000 compliance.
Its contracts
with active clients generally are either for recent software that is Year 2000 compliant, or do not obligate the Company to furnish an updated release that is Year 2000 compliant. Early in 1997, the Company inventoried its active software products and status relative to Year 2000 compliance. It also has been communicating with active clients regarding Year 2000 compliance, and notifying them of the availability of updated Year 2000 compliant releases for certain older software known to the Company still to be used by that client. For example, AMS has made available to U.S. Federal Government clients since early 1997 an updated release of the Federal Financial System software that is Year 2000 compliant and many such clients are in the process of upgrading to that release. Given the special emphasis on Year 2000 compliance in the financial services sector, the Company's Finance Industry Group has notified both active and former clients of Year 2000 compliance releases of all current product offerings. The Company continues to assess the status of Year 2000 compliance of the Company-developed software in use by various clients.

                 ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING
                                 STATEMENTS AND
                     FACTORS THAT MAY AFFECT FUTURE RESULTS


         In the next couple of years, the Company expects growth in revenues to be somewhat lower than the Company's historical long-term rates. The more controlled and lower growth in revenues should enable the Company to improve its profit margins. These margins were reduced during the last several years owing to cancellations of two major projects and, related thereto, attrition rates higher than historical rates for the Company, heavy investment in building up staff capacity and infrastructure, and the stress of absorbing many new professional staff.

         The Company faces continuing risks in the area of project delivery and staffing. AMS has established a reputation in the marketplace of being a firm which delivers on time and in accordance with specifications regardless of the complexity of the application and the technology. The Company's customers often have a great deal at stake in being able to meet market and regulatory demands, and demand very ambitious delivery schedules. In order to meet its contractual commitments, AMS must continue to recruit, train, and assimilate successfully large numbers of entry-level and experienced employees annually, as well as to provide sufficient senior managerial experience on engagements, especially on large, complex projects. Moreover, this staff must be re-deployed on projects throughout North America, Europe, and other locations. The Company must also manage and seek to reduce rates of attrition, which the Company expects will continue to be somewhat higher than its historical norms in view of increased competition for its talent, although not as high as in 1997 when affected by the cancellation of two major projects within one month.

         There is also the risk of successfully managing large projects and the risk of a material impact on results because of the unanticipated delay, suspension, renegotiation or cancellation of a large project. As was the case in the past two years, any such development in a project could result in a drop in revenues or profits, the need to relocate staff, a potential dispute with a client regarding money owed, and a diminution of AMS's reputation. These risks are magnified in the largest projects and markets simply because of their size. The Company's business is characterized by large contracts producing high percentages of the Company's revenues. For example, 35% of the Company's total revenues in 1997 were derived from business with fifteen clients. The cancellation of phase two of the large Swiss Telecom project in the third quarter of 1997 after the Company's successful completion of phase one of the project, and the Company's subsequent reduction of net income for 1997 and redeployment of personnel as a result of such unexpected cancellation, together with a cancellation of a contract in the Financial Services Institutions market following management and institutional changes at the client, are recent examples of the risks inherent in the Company's business and the Company's efforts to manage such risks. Events such as unanticipated declines in revenues or profits could in turn result in immediate fluctuations in the trading price and volume of the Company's stock.

         Finally, there is the risk of revenues not being realized when expected, such as in certain contracts in the State and Local Governments and Education Market. On certain contracts, the Company's fees are paid out of the benefits (increased collections) that the client achieves. The Company typically defers recognition of such revenues until management can predict, with reasonable certainty, that the benefit stream will generate amounts sufficient to fund the contract. From that point forward revenues are recognized on a percentage of completion basis.

         Certain other risks, including, but not limited to, the Company's increasing international scope of operations, are discussed elsewhere in this Form 10-K. The Company is also expanding in several emerging markets. Contracts being performed in such markets can have somewhat higher delivery risks. Because the Company operates in a rapidly changing and highly competitive market, additional risks not discussed in this Form 10-K may emerge from time to time. The Company cannot predict such risks or assess the impact, if any, such risks may have on its business. Consequently, the Company's various forward-looking statements, made, or to be made, should not be relied upon as a prediction of actual results.

 FIVE-YEAR FINANCIAL SUMMARY

Year Ended December 31
(In millions except share and per share data)             1997         1996          1995           1994             1993
---------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
---------------------------------------------------------------------------------------------------------------------------

    Revenues                                          $  872.3     $  812.2      $  632.4       $  459.9         $  364.0
    Client Project Expenses                             502 .3        525.9         348.6          246.9            189.3
    Other Operating Expenses                            266 .2        210.4         192.3          140.1            115.6
    Corporate Expenses                                    49.5         48.3          40.8           32.6             28.4
                                                      --------     --------      --------       --------         --------
    Total Operating Expense                             818 .0        784.6         581.7          419.6            333.3
                                                      --------     --------      --------       --------         --------
    Income From Operations                                54.3         27.6          50.7           40.3             30.7
    Other (Income) Expense                                2 .9          1.4           0.9            0.8            -
                                                      --------     --------      --------       --------         --------
    Income Before Income Taxes                            51.4         26.2          49.8           39.5             30.7
    Income Taxes                                          20.2         10.7          20.6           16.1             12.9
                                                      --------     --------      --------       --------         --------
    Net Income                                            31.2         15.5          29.2           23.4             17.8
    Dividends and Accretion on Series B
          Preferred Stock                                -            -              -               0.3              0.8
                                                      --------     --------      --------       --------         --------
    Net Income per Common Shareholders                $   31.2     $   15.5      $   29.2       $   23.1         $   17.0
                                                      ========     ========      ========       ========         ========

PER COMMON SHARE DATA
---------------------------------------------------------------------------------------------------------------------------

    Basic Net Income per Common Share                 $  0.75       $  0.38       $  0.73        $  0.61          $  0.47
    Weighted Average Shares                        41,361,967    40,656,760    39,736,747     38,126,715       35,844,296
    Diluted Net Income per Common Share               $  0.74       $  0.37       $  0.72        $  0.60          $  0.46
    Weighted Average Shares and Equivalents        42,304,018    41,925,353    40,707,633     38,731,422       36,663,440
    Common Shares Outstanding at Year End          41,544,299    40,939,209    40,040,454     39,294,780       36,258,602

FINANCIAL POSITION
---------------------------------------------------------------------------------------------------------------------------

    Total Assets                                       $421.4        $424.2        $337.5         $252.2           $185.0
    Fixed Assets, Net                                    45.2          48.0          37.1           28.7             21.3
    Working Capital                                     168.9         125.0         115.6           89.4             67.3
    Noncurrent Liabilities                               52.7          22.3          26.8           21.3             19.6
    Stockholders' Equity                                238.7         203.1         175.5          138.3             99.0

FIVE-YEAR REVENUES BY TARGET MARKET



Year Ended December 31 (In millions)                       1997          1996         1995          1994           1993
----------------------------------------------------------------------------------------------------------------------------
Revenues

    Telecommunication Firms                              $259.3        $310.1       $224.2        $128.6         $ 85.3
    Financial Services Institutions                       214.9         183.7        149.5         100.4           67.0
    State and Local Governments and Education             171.4         140.7        106.9          92.3           76.7
    Federal Government Agencies                           189.2         135.7        111.5         104.4          104.8
    Other Corporate Clients                                37.5          42.0         40.3          34.3           30.2
                                                         ------        ------       ------        ------         ------
Total Revenues                                           $872.3        $812.2       $632.4        $459.9         $364.0
                                                         ======        ======       ======        ======         ======

SELECTED QUARTERLY FINANCIAL DATA AND INFORMATION ON AMS STOCK (UNAUDITED)

         The following summary represents the results of operations for the two years in the period ended December 31, 1997.

                     (In millions except per share data)

                                                     1st          2nd            3rd            4th
                                                   Quarter       Quarter         Quarter       Quarter        Total
--------------------------------------------------------------------------------------------------------------------
1997:
--------------------------------------------------------------------------------------------------------------------

Revenues                                           $196.3        $220.9         $225.5         $229.6        $872.3
Income Before Income Taxes                            9.7          13.3            8.5           19.9          51.4
Net Income                                            5.7           7.9            4.5           13.1          31.2
Basic Earnings per Share                              0.14          0.19           0.11           0.31          0.75
Diluted Earnings per Share                            0.14          0.18           0.11           0.31          0.74

1996:
--------------------------------------------------------------------------------------------------------------------

Revenues                                           $181.4        $188.8         $217.5         $224.5        $812.2
Income Before Income Taxes                           11.3          14.3           18.5          (17.9)         26.2
Net Income (Loss)                                     6.6           8.3           10.7          (10.1)         15.5
Basic Net Income per Share                            0.16          0.21           0.26          (0.25)         0.38
Diluted Net Income per Share                          0.16          0.20           0.25          (0.24)         0.37


         The Company has never paid any cash dividends on its common stock and does not anticipate paying dividends in the foreseeable future. Its policy is to invest retained earnings in the operation and expansion of its business. Future dividend policy with respect to its common stock will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements, and other then-existing conditions.

STOCK MARKET INFORMATION

         The common stock of American Management Systems, Inc., is traded in the NASDAQ over-the-counter market under the symbol AMSY. References to the stock prices are the high and low bid prices during the calendar quarters.

                                                           1997                                          1996
                                               -----------------------------               -------------------------------
                                                 High                Low                       High                 Low
---------------------------------------------------------------------------------------------------------------------------
1st Quarter                                     $25.750             $15.750                   $26.625              $18.250
2nd Quarter                                      26.750              19.000                    33.375               24.375
3rd Quarter                                      27.750              17.625                    31.125               21.625
4th Quarter                                      24.375              18.250                    37.125               20.375

         The approximate number of shareholders of record of the Company's common stock as of March 20, 1998 was 524.

OTHER INFORMATION


TRANSFER AGENT AND REGISTRAR

Chemical Mellon Shareholder Services, L.L.C.
Ridgefield Park, N.J.


INDEPENDENT ACCOUNTANTS

Price Waterhouse LLP
Washington, D.C.


COUNSEL

Shaw, Pittman, Potts & Trowbridge
Washington, D.C.


STOCKHOLDER AND 10-K INFORMATION

Financial inquiries should be directed to Frank A. Nicolai, Secretary of the Company, American Management Systems, Incorporated, 4050 Legato Road, Fairfax, Virginia 22033. Telephone (703) 267-8000. A complimentary copy of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission will be provided upon written request.


ANNUAL MEETING

The annual shareholders meeting has been scheduled for May 8, 1998 in Fairfax, Virginia, for stockholders of record on March 20, 1998.