Form 10-Q
period 1998-03-31
AMERICAN MANAGEMENT SYSTEMS INC
filed 1998-05-08
CIK 310624

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.   20549

                                ------------

                                  FORM 10-Q


     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---     EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 31, 1998

                                       OR

    --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From:              To:
                                            ------------     ------------

                          Commission File No.:  0-9233


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

As of May 4, 1998, 42,267,564 shares of common stock were outstanding.

                                    CONTENTS


                                                                                                      Page
                                                                                                      ----
Part I     Financial Information
           ---------------------

           Item 1.   Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . .        1

           Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .        8

           Item 3.   Quantitative and Qualitative Disclosures about Market Risk   . . . . . . . .       16

Part II    Other Information
           -----------------

           Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

           Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

           Item 3.   Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . .       16

           Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . .       16

           Item 5.   Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

           Item 6.   Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . .       16

                         PART I  FINANCIAL INFORMATION


Item 1.    Financial Statements

           The information furnished in the accompanying Consolidated Statements of Operations, Consolidated Revenues by Market, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and Consolidated Statements of Comprehensive Income reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations and financial condition for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 1997, included in the American Management Systems, Incorporated (the "Company" or "AMS") Annual Report on Form 10-K (File No. 0-9233) filed with the Securities and Exchange Commission on March 27, 1998.

                   American Management Systems, Incorporated

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Unaudited

                      (In millions except per share data)



                                                                                          For the Quarter
                                                                                          Ended March 31,
                                                                                         1998         1997
                                                                                      ----------   ----------
REVENUES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $223.0       $196.3

EXPENSES
      Client Project Expenses   . . . . . . . . . . . . . . . . . . . . . . . .          135.3        113.4
      Other Operating Expenses  . . . . . . . . . . . . . . . . . . . . . . . .           60.1         60.7
      Corporate Expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .           11.5         12.2
                                                                                      --------     --------
                                                                                         206.9        186.3

INCOME FROM OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16.1         10.0

OTHER (INCOME) EXPENSE
      Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0.8          1.3
      Other (Income) Expense  . . . . . . . . . . . . . . . . . . . . . . . . .            0.1         (1.0)
                                                                                      --------      -------
                                                                                           0.9          0.3

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . .           15.2          9.7

INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6.2          4.0
                                                                                      --------     --------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    9.0     $    5.7
                                                                                      ========     ========
WEIGHTED AVERAGE SHARES . . . . . . . . . . . . . . . . . . . . . . . . . . . .           41.9         41.2
                                                                                      ========     ========
BASIC NET INCOME  PER SHARE . . . . . . . . . . . . . . . . . . . . . . . . . .       $   0.21     $   0.14
                                                                                      ========     ========
WEIGHTED AVERAGE SHARES AND EQUIVALENTS . . . . . . . . . . . . . . . . . . . .           42.7         42.1
                                                                                      ========     ========
DILUTED NET INCOME PER SHARE  . . . . . . . . . . . . . . . . . . . . . . . . .       $   0.21     $   0.14
                                                                                      ========     ========

                   American Management Systems, Incorporated

                        CONSOLIDATED REVENUES BY MARKET

                                   Unaudited

                                 (In millions)



                                                                                           For the Quarter
                                                                                           Ended March 31,
                                                                                         1998         1997
                                                                                      ----------   ----------
      Telecommunications Firms  . . . . . . . . . . . . . . . . . . . . . . . .         $ 53.7       $ 58.9

      Financial Services Institutions   . . . . . . . . . . . . . . . . . . . .           51.1         51.8

      State and Local Governments and Education   . . . . . . . . . . . . . . .           50.7         34.3

      Federal Government Agencies   . . . . . . . . . . . . . . . . . . . . . .           54.5         40.6

      Other Corporate Clients   . . . . . . . . . . . . . . . . . . . . . . . .           13.0         10.7
                                                                                        ------       ------

      Total Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $223.0       $196.3
                                                                                        ======       ======

                   American Management Systems, Incorporated

                          CONSOLIDATED BALANCE SHEETS

                                 (In millions)


                                                                                      3/31/98
                 ASSETS                                                            (Unaudited)      12/31/97
                                                                                   -----------    -----------
CURRENT ASSETS
      Cash and Cash Equivalents   . . . . . . . . . . . . . . . . . . . . . .         $ 44.4         $ 49.6
      Accounts and Notes Receivable   . . . . . . . . . . . . . . . . . . . .          247.3          240.9
      Prepaid Expenses and Other Current Assets   . . . . . . . . . . . . . .           12.5            8.4
                                                                                    --------      ---------
                                                                                       304.2          298.9

FIXED ASSETS
      Equipment   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           66.2           67.0
      Furniture and Fixtures  . . . . . . . . . . . . . . . . . . . . . . . .           23.1           22.4
      Leasehold Improvements  . . . . . . . . . . . . . . . . . . . . . . . .           14.1           13.9
                                                                                    --------       --------
                                                                                       103.4          103.3
      Accumulated Depreciation and Amortization   . . . . . . . . . . . . . .          (60.8)         (58.1)
                                                                                      ------         ------
                                                                                        42.6           45.2

OTHER ASSETS
      Purchased and Developed Computer Software (Net of Accumulated
        Amortization of $66,800,000 and $63,400,000)  . . . . . . . . . . . .           63.3           58.0
      Intangibles (Net of Accumulated Amortization of $3,300,000 and
        $3,200,000)   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5.9            6.0
      Other Assets (Net of Accumulated Amortization of $840,000 and
        $815,000)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15.6           13.3
                                                                                      ------         ------
                                                                                        84.8           77.3
                                                                                      ------         ------

TOTAL ASSETS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $431.6         $421.4
                                                                                      ======         ======

                   American Management Systems, Incorporated

                          CONSOLIDATED BALANCE SHEETS

                                 (In millions)


                                                                                     3/31/98
           LIABILITIES AND STOCKHOLDERS' EQUITY                                    (Unaudited)      12/31/97
                                                                                   -----------    -----------
CURRENT LIABILITIES
      Notes Payable and Capitalized Lease Obligations   . . . . . . . . . . .         $ 34.5         $  7.5
      Accounts Payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .            4.6           10.5
      Accrued Incentive Compensation  . . . . . . . . . . . . . . . . . . . .            2.1           24.7
      Other Accrued Compensation and Related Items  . . . . . . . . . . . . .           31.5           32.2
      Deferred Revenues   . . . . . . . . . . . . . . . . . . . . . . . . . .           35.2           39.8
      Other Accrued Liabilities   . . . . . . . . . . . . . . . . . . . . . .            2.7            3.5
      Income Taxes Payable  . . . . . . . . . . . . . . . . . . . . . . . . .            6.6            8.8
                                                                                      ------         ------
                                                                                       117.2          127.0
      Deferred Income Taxes   . . . . . . . . . . . . . . . . . . . . . . . .            5.6            3.0
                                                                                      ------         ------

                                                                                       122.8          130.0

NONCURRENT LIABILITIES
      Notes Payable and Capitalized Lease Obligations   . . . . . . . . . . .           26.6           27.9
      Other Accrued Liabilities   . . . . . . . . . . . . . . . . . . . . . .           13.7            9.5
      Deferred Income Taxes   . . . . . . . . . . . . . . . . . . . . . . . .           15.3           15.3
                                                                                      ------         ------
                                                                                        55.6           52.7
                                                                                      ------         ------

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          178.4          182.7

STOCKHOLDERS' EQUITY
      Preferred Stock ($0.10 Par Value; 4,000,000 Shares Authorized,
        None Issued or Outstanding)
      Common Stock ($0.01 Par Value; 100,000,000 Shares Authorized,
        50,816,511 and 50,115,057 Issued and 42,228,758 and 41,544,299
        Outstanding)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0.5            0.5
      Capital in Excess of Par Value  . . . . . . . . . . . . . . . . . . . .           90.4           84.1
      Retained Earnings   . . . . . . . . . . . . . . . . . . . . . . . . . .          197.5          188.5
      Currency Translation Adjustment   . . . . . . . . . . . . . . . . . . .           (8.3)          (8.0)
      Common Stock in Treasury, at Cost (8,587,753 and 8,570,758 Shares)  . .          (26.9)         (26.4)
                                                                                      ------         ------
                                                                                       253.2          238.7
                                                                                      ------         ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . .         $431.6         $421.4
                                                                                      ======         ======

                   American Management Systems, Incorporated

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Unaudited

                                 (In millions)

                                                                                         For the Quarter
                                                                                         Ended March 31,
                                                                                        1998         1997
                                                                                      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   9.0      $   5.7
    Adjustments to Reconcile Net Income to Net
      Cash Used by Operating Activities:
         Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4.5          4.7
         Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3.9          4.0
         Deferred Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . .         2.6          3.5
         Provision for Doubtful Accounts  . . . . . . . . . . . . . . . . . . . .         2.0          0.8
         Changes in Assets and Liabilities:
             Increase in Trade Receivables  . . . . . . . . . . . . . . . . . . .        (8.5)        (3.6)
             Increase in Prepaid Expenses and Other Current Assets  . . . . . . .        (4.0)        (0.1)
             (Increase) Decrease in Other Assets  . . . . . . . . . . . . . . . .        (3.4)         0.8
             Decrease in Accrued Incentive Compensation . . . . . . . . . . . . .       (22.6)       (33.8)
             Decrease in Accounts Payable, Other Accrued Compensation, and
                Other Accrued Liabilities . . . . . . . . . . . . . . . . . . . .        (3.3)       (20.0)
             Decrease in Deferred Revenue . . . . . . . . . . . . . . . . . . . .        (4.5)        (0.4)
             Decrease in Income Taxes Payable . . . . . . . . . . . . . . . . . .        (2.2)        (4.1)
                                                                                      -------      -------

         Net Cash Used by Operating Activities  . . . . . . . . . . . . . . . . .       (26.5)       (42.5)
                                                                                      -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Fixed Assets  . . . . . . . . . . . . . . . . . . . . . . . . . .        (1.9)        (4.7)
    Purchase of Computer Software and Investment in Software Products   . . . . .        (9.2)        (6.0)
    Increase in Other Investments   . . . . . . . . . . . . . . . . . . . . . . .         1.0          0.3
    Proceeds from Sale of Fixed Assets and Purchased Computer Software  . . . . .         0.1          0.7
                                                                                      -------      -------

         Net Cash Used by Investing Activities  . . . . . . . . . . . . . . . . .       (10.0)        (9.7)
                                                                                      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        27.7         22.2
    Payments on Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2.0)        (1.7)
    Proceeds from Common Stock Options Exercised  . . . . . . . . . . . . . . . .         6.4          2.0
    Payments to Acquire Treasury Stock  . . . . . . . . . . . . . . . . . . . . .        (0.5)         -
                                                                                      -------      -------

         Net Cash Provided by Financing Activities  . . . . . . . . . . . . . . .        31.6         22.5
                                                                                      -------      -------

INCREASE IN CURRENCY TRANSLATION ADJUSTMENT . . . . . . . . . . . . . . . . . . .        (0.3)        (2.6)
                                                                                      -------      -------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . .        (5.2)       (32.3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . .        49.6         62.8
                                                                                      -------      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . . .     $  44.4      $  30.5
                                                                                      =======      =======

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
    Treasury Stock Utilized to Satisfy Accrued Incentive Compensation
         Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   -        $   2.3

                   American Management Systems, Incorporated

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(1)

                                   Unaudited

                                 (In millions)



                                                                                          For the Quarter
                                                                                          Ended March 31,
                                                                                         1998         1997
                                                                                      ----------   ---------
NET INCOME    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  9.0       $  5.7

OTHER COMPREHENSIVE INCOME:

    Currency Translation Adjustment   . . . . . . . . . . . . . . . . . . . . . .        (0.3)        (2.6)
                                                                                       ------       ------

COMPREHENSIVE INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  8.7       $  3.1
                                                                                       ======       ======



------------------------------

(1) The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130) effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. The Company's principal components of comprehensive income are net income and foreign currency translation adjustments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

           The following table sets forth for the periods indicated the percentage of revenues of major items in the Consolidated Statements of Operations and the percentage change in such items from period to period, excluding percentage changes in de minimus dollar amounts. The effect of inflation and price changes on the Company's revenues, income from operations, and expenses, is generally comparable to the general rate of inflation in the U.S. economy.


                                                                       Percentage of            Period-to-Period
                                                                      Total Revenues                 Change
                                                                      --------------         ---------------------
                                                                       Quarter Ended             Quarter Ended
                                                                         March 31,               March 31, 1998
                                                                                                       vs
                                                                    1998       1997             March 31, 1997
                                                                 ---------- ----------          --------------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .          100.0%      100.0%               13.6%

Expenses
    Client Project Expenses   . . . . . . . . . . . . . . .           60.7        57.8                19.3
    Other Operating Expenses  . . . . . . . . . . . . . . .           26.9        30.9                (1.0)
    Corporate Expenses  . . . . . . . . . . . . . . . . . .            5.2         6.2                (5.7)
                                                                   -------     -------

    Total   . . . . . . . . . . . . . . . . . . . . . . . .           92.8        94.9                11.1

Income from Operations  . . . . . . . . . . . . . . . . . .            7.2         5.1                61.0

Other (Income) Expense  . . . . . . . . . . . . . . . . . .            0.4         0.2               200.0

Income Before Income Taxes  . . . . . . . . . . . . . . . .            6.8         4.9                56.7

Income Taxes  . . . . . . . . . . . . . . . . . . . . . . .            2.8         2.0                55.0

Net Income  . . . . . . . . . . . . . . . . . . . . . . . .            4.0         2.9                57.9

Weighted Average Shares . . . . . . . . . . . . . . . . . .                                            1.7

Basic Net Income per Share  . . . . . . . . . . . . . . . .                                           50.0

Weighted Average Shares and Equivalents . . . . . . . . . .                                            1.4

Diluted Net Income per Share  . . . . . . . . . . . . . . .                                           50.0

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

         REVENUES

         Revenues increased 14% during the first quarter of 1998, compared to the first quarter of 1997, with growth occurring in the State and Local Governments and Education, Federal Government Agencies, and Other Corporate Clients target markets.

         Business with non-US clients decreased 18% (to $49.1 million) during the first quarter of 1998, compared to the same 1997 period. The decrease was primarily due to the previously announced cancellation of two projects with telecommunications clients. With the exception of the Telecommunications Firms market, all other business with non-US clients increased 11% during the first quarter of 1998. For the year 1998, the Company expects non-US business, and European business in particular, to show little growth over 1997, owing principally to the impact of the telecommunications clients cancellations.

         In the Telecommunications Firms market, a market characterized by large projects with relatively few clients, revenues decreased 9%, compared to the same 1997 period, principally owing to one of the telecommunications project cancellations. Non-US revenues in this market declined 30%. For the year 1998, the Company expects revenues in this market to be approximately equal to Telecommunications Firms revenues for 1997. The lack of growth reflects several factors: the need to replace revenues from the cancellation of the two telecommunications projects, Company initiated slowdown in business development, in the fall of 1996, which market pipeline is just now increasing, reorganization of management and market orientation in this market, and the need to upgrade software. The Company has begun development of its next generation of customer care and billing software, known as "Tapestry", which is well underway through a significant contract with a European client. As that client is sharing part of the cost of development, collections from that contract will not contribute to revenue growth in this market in 1998, but will instead reduce capitalized software costs. A majority of the development effort is being capitalized. There remain risks in this market. Competition for experienced staff is especially intense in the telecommunications field, and staffing remains one of the Company's critical challenges for the Telecommunications Firms market. Additionally, the Company has begun work in various emerging countries. Contracts in emerging countries can pose higher delivery risks than in the Western European and U.S. markets in which the Company previously concentrated.

         In the Financial Services Institutions target market, 1998 revenues in the first quarter were approximately equal to the comparable 1997 period. The lack of growth in this market is, in part, attributable to certain reclassifications of revenues from this market to the Other Corporate Clients market in the first quarter of 1998 in connection with the re-alignment of industry categories within the Company.

The completion of a sizable amount of work in 1997 related to imaging and work flow projects for bank and insurance clients also accounts for the lack of revenue growth. Revenue associated with the Company's core finance groups was up 24% compared to the same 1997 period. Business with non-US clients, primarily European, accounted for approximately 34% of the revenues in this market ($51 million). For all of 1998, the Company expects revenue growth in this market to be in line with the Company's overall revenue growth.

         In the State and Local Governments and Education target market, revenues increased 48% during the first quarter of 1998. The 1998 increase was fueled by several large contracts with state taxation departments looking to make substantial improvements in their ability to collect delinquent taxes and several new engagements for financial and revenue systems. On certain of the contracts with state taxation departments, the Company's fees are paid out of the benefits (increased collections) that the client achieves. On such benefit-funded contracts (contracts whereby the amounts due the Company are earned based on actual benefits derived by the client), the Company defers recognition of revenues until that point at which management can predict, with reasonable certainty, that the benefit stream will generate amounts sufficient to fund the contract. From that point forward, revenues are recognized on a percentage of completion basis. At the end of the first quarter of 1998, all such contracts had provided enough benefits to fund the work. Beginning in the second quarter of 1998, the Company started work on several large multi-year benefits-funded contracts. However, revenues from certain of those contracts are not likely to be recognized until later periods. The Company enjoys strong demand in this market. The Company has over $500 million in signed contracts in the State and Local Governments and Education market to be performed over the next several years. Revenues in the State and Local Governments and Education market are expected to increase in 1998 at rates exceeding the increase in the Company's overall revenue rate.

         Revenues in the Federal Government Agencies target market increased 34% during the first quarter of 1998, compared to the first quarter of 1997. This increase was attributable to the award in mid 1997 of a significant multi-year contract with the Department of Defense for its Standard Procurement System ("SPS"), which accounted for 51% of the 1998 first quarter growth. In addition, there was increased business with existing clients and new business with both defense and civilian agencies. The Company expects revenues in this target market, for 1998, to increase at rates ahead of the overall growth rate of the Company. These revenue increases will continue to be driven primarily by the SPS contract and by contracts with clients using the Company's federal financial systems.

         Revenues in the Other Corporate Clients target market, which represents business in smaller vertical markets, increased 21% during the first quarter of 1998 compared to the first quarter of 1997. This increase is principally due to certain reclassifications of revenues from the Financial Services Institutions market to this market in the first quarter of 1998. For 1998, the Company anticipates that revenues in this market will increase at rates below the Company's overall revenue growth rate. While the Company expects increased work with health care and electric and gas utilities clients, it expects work with other clients in this market to decrease during 1998.

         EXPENSES

         Client project expenses and other operating expenses together increased 12% during the first quarter of 1998, which was slightly lower than the growth rate in revenues in this period. For all of 1998, the Company anticipates that these expenses will continue to grow in proportion to revenue growth. The Company expects to make significant expenditures related to research and development of the "Tapestry" software. A majority of these expenditures will be capitalized.

         Corporate Expenses decreased 6% during the first quarter of 1998, compared to the first quarter of 1997. The 1998 decrease was owing to reduced performance-based incentive compensation accruals for corporate officers and profit-based compensation accruals under the Company's restricted stock program, both owing to 1997 earnings falling below the expected results. In addition, the lower rate of growth in corporate expenses reflects the Company's focus on controlling expenses. For the year 1998, the Company expects these expenses to grow slightly above the Company's revenue growth.

         INCOME FROM OPERATIONS

         Income from operations increased 61% for the first quarter of 1998, compared to the first quarter of 1997. The Company's profit margins have improved, due primarily to the significant amount of management time and staff resources that had been consumed, during the first quarter of 1997, in attempting to resolve the issues with the previously disclosed client cancellations. In addition, the Company's development of the "Tapestry" software was expensed in the first quarter of 1997 and is now being capitalized. The Company is continuing to focus on controlling expenses. For 1998, the Company will continue to manage growth and expects to continue improving on the profit margins.

         OTHER (INCOME) EXPENSE

         Interest expense decreased 38% during the first quarter of 1998, because of lower amounts of short-term borrowings, due to improved cash flow from operations. Other (income) expense increased in the first quarter 1998, compared to 1997, due primarily to a write off of certain small investments.


FOREIGN CURRENCY EXCHANGE

         Approximately 22% of the Company's first quarter revenues were derived from non-US business. The Company's practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. However, the Company seeks to negotiate provisions in contracts with non-US clients that allow pricing adjustments related to currency fluctuations. In late 1997, the Company employed hedging of intercompany balance sheet transactions through derivative instruments (foreign currency swap contracts). For the first quarter of 1998, the Company entered into two such short-term contracts with de minimis value, which gave the Company access to additional sources of financing while limiting the foreign exchange risk.


LIQUIDITY AND CAPITAL RESOURCES

     The Company provides for its operating cash requirements primarily through funds generated from operations, and secondarily from bank borrowings, which provide for cash and currency management with respect to the short term impact of certain cyclical uses such as annual payments of incentive compensation as well as financing to some degree accounts receivable. At March 31, 1998, the Company's cash and cash equivalents totaled $44.4 million, down from $49.6 million at the end of 1997. Cash used by operating activities for the first quarter of 1998 was $26.5 million due to payments for incentive compensation and other employee benefits.

         The Company invested over $10.0 million in fixed assets, software purchases, and development of computer software during the first quarter of 1998. Revolving line of credit borrowings increased by $27.7 million over year end 1997, which borrowings principally consisted of domestic currency borrowings by the Company. During the first quarter, the Company made approximately $2.0 million in installment payments of principal on outstanding debt owed to banks; the Company also received proceeds of approximately $6.4 million during the period from the exercise of stock options.

         At March 31, 1998, the Company's debt-equity ratio, as measured by total liabilities divided by stockholders' equity was 0.70, down from 0.77 at December 31, 1997.

     The Company's material unused source of liquidity at the end of the first quarter of 1998 consisted of approximately $90.5 million under the revolving credit and term debt facility then in effect. The Company believes that its liquidity needs can be met from the various sources described above.

         The Company has entered into bank guarantees due upon request for performance under one of its contracts in an emerging country. At March 31, 1998, the Company had $18.6 million outstanding under such bank guarantees.


YEAR 2000 ISSUES

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

         Early in 1997, the Company completed surveys of all of its major internal systems for Year 2000 compliance. The Company began remediation efforts for some systems in 1997, with others scheduled for upgrade or replacement in 1998. Assessment of smaller software components and systems, and interfaces with vendors, is continuing into 1998. The Company is coordinating centrally all of its efforts to achieve Year 2000 compliance of its internal systems by 1999. Total costs of achieving Year 2000 compliance in its internal systems, which costs will be expensed as they are incurred, are estimated to be approximately $3.0 million for 1998 and $2.5 million for 1999.

         With respect to its clients, the Company does not presently anticipate material costs or risks allocable specifically to Year 2000 compliance issues, but is continuing to assess the scope and status of such risks. Client engagements for specific Year 2000 remediation work have not been a strategic marketing focus. In many of the Company's current engagements, Year 2000 replacement work is implicit, as the Company's clients are replacing systems for various business reasons but in the process are gaining a new Year 2000 compliant system. The Company does not anticipate any special risks or costs attributable to Year 2000 compliance issues in performing such contracts. With respect to contractual obligations to active clients (clients for whom the Company is still obligated to furnish products or services, such as maintenance), the Company similarly does not anticipate in the aggregate material costs or risks associated with Year 2000 compliance. Its contracts with active clients generally are either for recent software that is Year 2000 compliant, or do not obligate the Company to furnish an updated release that is Year 2000 compliant. Early in 1997, the Company inventoried its active software products and status relative to Year 2000 compliance. It also has been communicating with active clients regarding Year 2000 compliance, and notifying them of the availability of updated Year 2000 compliant releases for certain older software known to the Company still to be used by that client. For example, AMS has made available to U.S. Federal Government clients since early 1997 an updated release of the Federal Financial System software that is Year 2000 compliant and many such clients are in the process of upgrading to that release. Given the special emphasis on Year 2000 compliance in the financial services sector, the Company's Finance Industry Group has notified both active and former clients of Year 2000 compliance releases of all current product offerings. The Company continues to assess the status of Year 2000 compliance of the Company-developed software in use by various clients.


NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131 entitled "Disclosures about Segments of an Enterprise and Related Information" which will become effective for the Company's 1998 calendar year financial statements and will apply to quarterly reporting beginning in the first quarter of 1999. This Statement may change the way public companies, having segments, report information about their business in annual financial statements and may require them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company is currently evaluating the standard to determine the impact on its reporting and disclosure requirements.

         In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 97-2, "Software Revenue Recognition" (SoP 97-2), which provides guidance in recognizing revenue on contracts with multiple elements including software licenses and services, and superseded the previous authoritative literature (SoP 91-1). The SoP is effective for the Company for transactions entered into after December 31, 1997. In March 1998, the AICPA issued SoP 98-4 "Deferral of the Effective Date of a Provision of SoP 97-2", which defers by one year the implementation date for a provision of SoP 97-2. The Company does not currently believe that the application of SoP 97-2 will have a material impact on its historical practice with respect to the timing of revenue recognition in its consolidated financial statements, subject to the provision deferred in SoP 98-4. The Company has not determined the effect of implementing SoP 97-2 if the provisions are not deferred when the one-year deferral expires. For the first quarter of 1998, SoP 97-2 did not affect the results of operations of the Company.

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

         There is also the risk of successfully managing large projects and the risk of a material impact on results because of the unanticipated delay, suspension, renegotiation or cancellation of a large project. As was the case in the past two years, any such development in a project could result in a drop in revenues or profits, the need to relocate staff, a potential dispute with a client regarding money owed, and a diminution of AMS's reputation. These risks are magnified in the largest projects and markets simply because of their size. The Company's business is characterized by large contracts producing high percentages of the Company's revenues. For example, 35% of the Company's total revenues in 1997 were derived from business with fifteen clients. The cancellation of phase two of a large telecommunications project in the third quarter of 1997 after the Company's successful completion of phase one of the project, and the Company's subsequent reduction of net income for 1997 and redeployment of personnel as a result of such unexpected cancellation, together with a cancellation of a contract in the Financial Services Institutions market following management and institutional changes at the client, are recent examples of the risks inherent in the Company's business and the Company's efforts to manage such risks. Events such as unanticipated declines in revenues or profits could in turn result in immediate fluctuations in the trading price and volume of the Company's stock.

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

         Certain other risks, including, but not limited to, the Company's international scope of operations, are discussed elsewhere in this Form 10-Q. The Company is also expanding in several emerging countries. Contracts being performed in such countries can have somewhat higher delivery risks. Because the Company operates in a rapidly changing and highly competitive market, additional risks not discussed in this Form 10-Q may emerge from time to time. The Company cannot predict such risks or assess the impact, if any, such risks may have on its business. Consequently, the Company's various forward-looking statements, made, or to be made, should not be relied upon as a prediction of actual results.

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

                 4.1    Form of Common Stock Certificate

           (b)   Reports on Form 8-K

                 NONE.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN MANAGEMENT SYSTEMS, INCORPORATED





Date:        May 8, 1998           /s/  Paul A. Brands
       -----------------------     ---------------------------------------------------------
                                   Paul A. Brands, Chairman and Chief Executive Officer



Date:        May 8, 1998           /s/ Nancy M. Yurek
       ------------------------    ---------------------------------------------------------
                                   Nancy M. Yurek, Controller