Form 10-Q
period 1998-06-30
AMERICAN MANAGEMENT SYSTEMS INC
filed 1998-08-13
CIK 310624

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE  ACT OF 1934

       For the Quarterly Period Ended June 30, 1998

                               OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

       For the Transition Period From:                   To:
                                      -------------------   --------------------

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

As of August 4, 1998, 42,463,615 shares of common stock were outstanding.

                                    CONTENTS

                                                                                                   Page
                                                                                                   ----
Part I   Financial Information
         ---------------------

         Item 1.  Financial Statements.........................................................     1

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................................     8

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................    18

Part II  Other Information
         -----------------

         Item 1.  Legal Proceedings............................................................    18

         Item 2.  Changes in Securities........................................................    18

         Item 3.  Defaults Upon Senior Securities..............................................    18

         Item 4.  Submission of Matters to a Vote of Security Holders..........................    18

         Item 5.  Other Information............................................................    19

         Item 6.  Exhibits and Reports on Form 8-K.............................................    19

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

                    American Management Systems, Incorporated

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited

                       (In millions except per share data)


                                                                For the Quarter              For the Six Months
                                                                Ended June 30,                 Ended June 30,
                                                              1998           1997            1998           1997
                                                              ----           ----            ----           ----

REVENUES ...............................................      $250.7         $220.9          $473.7         $417.2
EXPENSES(1)
         Client Project Expenses........................       141.1          126.8           264.5          237.1
         Other Operating Expenses.......................        74.4           67.4           145.6          131.1
         Corporate Expenses.............................        14.3           12.1            26.7           24.3
                                                            --------       --------        --------       --------
                                                               229.8          206.3           436.8          392.5

INCOME FROM OPERATIONS..................................        20.9           14.6            36.9           24.7

OTHER (INCOME) EXPENSE
         Interest Expense...............................         1.3            1.7             2.2            3.0
         Other (Income) Expense.........................        (0.7)          (0.4)           (0.7)          (1.4)
                                                            --------       --------        --------       --------
                                                                 0.6            1.3             1.5            1.6

INCOME BEFORE INCOME TAXES..............................        20.3           13.3            35.4           23.1
INCOME TAXES............................................         8.3            5.4            14.5            9.5
                                                            --------       --------        --------       --------
NET INCOME..............................................     $  12.0       $    7.9         $  20.9        $  13.6
                                                            ========       ========        ========       ========
WEIGHTED AVERAGE SHARES.................................        42.3           41.4            42.1           41.3
                                                            ========       ========        ========       ========
BASIC NET INCOME PER SHARE..............................     $  0.29        $  0.19         $  0.50        $  0.33
                                                            ========       ========        ========       ========
WEIGHTED AVERAGE SHARES AND EQUIVALENTS.................        43.1           42.4            42.9           42.2
                                                            ========       ========        ========       ========
DILUTED NET INCOME PER SHARE............................     $  0.28        $  0.18         $  0.49        $  0.32
                                                            ========       ========        ========       ========





----------------------------
(1) Certain amounts have been reclassified for comparative purposes.

                    American Management Systems, Incorporated

                        CONSOLIDATED REVENUES BY MARKET(1)

                                    Unaudited

                                  (In millions)


                                                                     For the Quarter              For the Six Months
                                                                      Ended June 30,                Ended June 30,
                                                                   1998           1997            1998           1997
                                                                   ----           ----            ----           ----
         Telecommunications Firms............................     $  60.5          $75.1          $114.2         $134.0

         Financial Services Institutions.....................        56.6           51.1           107.7          100.3

         State and Local Governments and Education...........        63.1           42.5           113.8           76.8

         Federal Government Agencies.........................        58.3           43.4           112.8           84.0

         Other Corporate Clients.............................        12.2            8.8            25.2           22.1
                                                                   ------         ------          ------         ------

         Total Revenues......................................      $250.7         $220.9          $473.7         $417.2
                                                                   ======         ======          ======         ======




------------------------
(1) Certain amounts have been reclassified for comparative purposes.

                    American Management Systems, Incorporated

                           CONSOLIDATED BALANCE SHEETS

                                  (In millions)


                                                                                   6/30/98
                        ASSETS                                                   (Unaudited)            12/31/97
                                                                                 -----------            ---------

CURRENT ASSETS
         Cash and Cash Equivalents.........................................          $  73.5              $  49.6
         Accounts and Notes Receivable.....................................            222.7                240.9
         Prepaid Expenses and Other Current Assets.........................              8.8                  8.4
                                                                                     -------              -------
                                                                                       305.0                298.9

FIXED ASSETS
         Equipment ........................................................             64.4                 67.0
         Furniture and Fixtures............................................             23.1                 22.4
         Leasehold Improvements............................................             15.2                 13.9
                                                                                      ------               ------
                                                                                       102.7                103.3
         Accumulated Depreciation and Amortization.........................            (62.6)               (58.1)
                                                                                      ------               ------
                                                                                        40.1                 45.2

OTHER ASSETS
         Purchased and Developed Computer Software (Net of Accumulated
           Amortization of $64,500,000 and $63,400,000)...................              65.9                 58.0
         Intangibles (Net of Accumulated Amortization of $3,500,000 and
           $3,200,000).....................................................              5.7                  6.0
         Other Assets (Net of Accumulated Amortization of $860,000 and
           $815,000) ......................................................             19.4                 13.3
                                                                                      ------               ------
                                                                                        91.0                 77.3
                                                                                      ------               ------

TOTAL ASSETS...............................................................           $436.1               $421.4
                                                                                      ======               ======

                    American Management Systems, Incorporated

                           CONSOLIDATED BALANCE SHEETS

                                  (In millions)


                                                                                         6/30/98
               LIABILITIES AND STOCKHOLDERS' EQUITY                                    (Unaudited)            12/31/97
                                                                                       -----------            ---------

CURRENT LIABILITIES
         Notes Payable and Capitalized Lease Obligations.........................           $  3.6               $  7.5
         Accounts Payable........................................................             13.3                 10.5
         Accrued Incentive Compensation..........................................             14.1                 24.7
         Other Accrued Compensation and Related Items............................             32.6                 32.2
         Deferred Revenues.......................................................             29.7                 39.8
         Other Accrued Liabilities...............................................              4.1                  3.5
         Income Taxes Payable....................................................              6.4                  8.8
                                                                                            ------               ------
                                                                                             103.8                127.0
         Deferred Income Taxes...................................................              8.7                  3.0
                                                                                            ------               ------
                                                                                             112.5                130.0

NONCURRENT LIABILITIES
         Notes Payable and Capitalized Lease Obligations.........................             26.7                 27.9
         Other Accrued Liabilities...............................................             14.8                  9.5
         Deferred Income Taxes...................................................             15.3                 15.3
                                                                                            ------               ------
                                                                                              56.8                 52.7
                                                                                            ------               ------
TOTAL LIABILITIES................................................................            169.3                182.7

STOCKHOLDERS' EQUITY
         Preferred Stock ($0.10 Par Value; 4,000,000 Shares Authorized,
           None Issued or Outstanding)
         Common Stock ($0.01 Par Value; 100,000,000 Shares Authorized,
           50,934,303 and 50,115,057 Issued and 42,342,438 and 41,544,299
           Outstanding)..........................................................              0.5                  0.5
         Capital in Excess of Par Value..........................................             92.0                 84.1
         Retained Earnings.......................................................            209.4                188.5
         Currency Translation Adjustment.........................................             (8.3)                (8.0)
         Common Stock in Treasury, at Cost (8,591,865 and 8,570,758 Shares)......            (26.8)               (26.4)
                                                                                            ------               ------
                                                                                             266.8                238.7
                                                                                            ------               ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................................           $436.1               $421.4
                                                                                            ======               ======

                    American Management Systems, Incorporated

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited

                                  (In millions)

                                                                                            For the Six Months
                                                                                              Ended June 30,
                                                                                          1998              1997
                                                                                         ------            -------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income  ...................................................................    $ 20.9            $ 13.6
      Adjustments to Reconcile Net Income to Net
        Cash Provided (Used) by Operating Activities:
            Depreciation ............................................................       8.8               9.1
            Amortization.............................................................       8.2               8.0
            Deferred Income Taxes....................................................       5.7               4.3
            Provision for Doubtful Accounts..........................................       6.8               2.6
            Changes in Assets and Liabilities:
                  Decrease (Increase) in Trade Receivables...........................      11.3             (12.1)
                  (Increase) Decrease in Prepaid Expenses and Other Current Assets...      (0.4)              4.4
                  Increase in Other Assets...........................................      (7.2)             (7.6)
                  Decrease in Accrued Incentive Compensation.........................     (10.6)            (28.0)
                  Increase (Decrease) in Accounts Payable, Other Accrued
                     Compensation, and Other Accrued Liabilities.....................       9.1             (15.4)
                  (Decrease) Increase in Deferred Revenue............................     (10.0)              2.9
                  Decrease in Income Taxes Payable...................................      (2.4)             (4.3)
                                                                                         ------            ------
            Net Cash Provided (Used) by Operating Activities.........................      40.2             (22.5)
                                                                                         ------            ------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of Fixed Assets.......................................................      (4.1)             (8.4)
      Purchase of Computer Software and Investment in Software Products .............     (15.7)            (16.4)
      Decrease in Other Investments..................................................       1.0               0.5
      Proceeds from Sale of Fixed Assets and Purchased Computer Software.............       0.4               0.2
                                                                                         ------            ------
            Net Cash Used by Investing Activities....................................     (18.4)            (24.1)
                                                                                         ------            ------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings  ...................................................................         -              27.5
      Payments on Borrowings.........................................................      (5.2)             (3.4)
      Proceeds from Common Stock Options Exercised...................................       8.0               2.7
      Payments to Acquire Treasury Stock.............................................      (0.4)             (0.1)
                                                                                         ------            ------
            Net Cash Provided by Financing Activities................................       2.4              26.7
                                                                                         ------            ------
INCREASE IN CURRENCY TRANSLATION ADJUSTMENT..........................................      (0.3)             (4.7)
                                                                                         ------            ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................      23.9             (24.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................................      49.6              62.8
                                                                                         ------            ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................................    $ 73.5            $ 38.2
                                                                                         ======            ======
NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
      Treasury Stock Utilized to Satisfy Accrued Incentive Compensation
            Liabilities..............................................................    $    -           $   2.3

                    American Management Systems, Incorporated

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(1)

                                    Unaudited

                                  (In millions)



                                                      For the Quarter               For the Six Months
                                                       Ended June 30,                  Ended June 30,
                                                    1998           1997             1998           1997
                                                  -------        --------          -------        -------

NET INCOME......................................    $12.0          $  7.9           $20.9          $13.6

OTHER COMPREHENSIVE INCOME:
      Currency Translation Adjustment...........        -            (2.1)           (0.3)          (4.7)
                                                  -------         -------          ------         ------
COMPREHENSIVE INCOME............................    $12.0          $  5.8           $20.6         $  8.9
                                                  =======         ========         ======         ======




----------------------------
(1) The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130) effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. The Company's principal components of comprehensive income are net income and foreign currency translation adjustments.

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


                                                                   Percentage of
                                                                  Total Revenues                       Period-to-Period Change
                                                                  --------------             -----------------------------------
                                                                   Quarter Ended              Quarter Ended     Six Months Ended
                                                                    June 30,                  June 30, 1998       June 30, 1998
                                                                                                   vs.                 vs.
                                                               1998             1997          June 30, 1997       June 30, 1997
                                                             --------         -------         -------------      -------------

Revenues...............................................       100.0%           100.0%              13.5%              13.5%

Expenses
      Client Project Expenses..........................        56.3             57.4               11.3               11.6
      Other Operating Expenses.........................        29.7             30.5               10.4               11.1
      Corporate Expenses...............................         5.7              5.5               18.2                9.9
                                                             -------          -------
      Total............................................        91.7             93.4               11.4               11.3

Income from Operations.................................         8.3              6.6               43.2               49.4
Other (Income) Expense.................................         0.2              0.6              (53.8)              (6.3)
Income Before Income Taxes.............................         8.1              6.0               52.6               53.2
Income Taxes...........................................         3.3              2.4               53.7               52.6
Net Income.............................................         4.8              3.6               51.9               53.7
Weighted Average Shares................................           -                -                2.2                1.9
Basic Net Income per Share.............................           -                -               52.6               51.5
Weighted Average Shares and Equivalents................           -                -                1.7                1.7
Diluted Net Income per Share...........................           -                -               55.6               53.1

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

            REVENUES

            Revenues increased 13% during the second quarter and first six months of 1998, compared to the same 1997 periods. For the second quarter and first six months of 1998, growth occurred in all target markets except the Telecommunication Firms market.

            Business with non-US clients decreased 29% (to $52.6 million) during the second quarter and 24% (to $101.8 million) for the first six months of 1998, compared to the same 1997 periods. The decrease was primarily due to the previously announced cancellation of two large projects with European telecommunications clients in 1997. With the exception of the Telecommunications Firms market, all other business with non-US clients increased 18% during the second quarter and 15% during the first six months of 1998. For the year 1998, the Company expects non-US business, and European business in particular, to show little or no growth over 1997, owing principally to the impact of the telecommunications clients' cancellations.

            In the Telecommunications Firms market, a market characterized by large projects with relatively few clients, revenues decreased 19% in the second quarter and 15% for the first six months, compared to the same 1997 periods, principally owing to the above-cited cancellations. Excluding the effects of the above-cited cancellations, revenues in this market increased 8% during the second quarter and first half of 1998. Importantly, revenue in this market increased 13% over the first quarter of 1998. Non-US revenues in this market declined 44% for the quarter and 38% for the first six months, compared to the same 1997 periods. For the year 1998, the Company expects revenues in this market to be approximately equal to or slightly lower than Telecommunications Firms revenues for 1997. The lack of growth reflects several factors: primarily the need to replace revenues from the cancellation of the two telecommunications projects, but also Company-initiated slowdown in business development in the fall of 1996, which market pipeline is now increasing, reorganization of management and market orientation and the need to upgrade its customer care and billing software. The Company is addressing all of these factors in 1998. The Company's development of its next generation of customer care and billing software, known as "Tapestry", is well underway through a significant contract with a European client. As that client is sharing part of the cost of development, collections from that contract will not contribute to revenue growth in this market in 1998, but will instead reduce capitalized software costs. There remain risks in this market. Competition for experienced staff is especially intense in the telecommunications field, and staffing remains one of the Company's critical challenges for the Telecommunications Firms market. Additionally, the Company works in countries other than Western Europe and North America and the delivery risks in these other countries may be higher. Revenues in the Telecommunications Firms market for these countries are less than 3% of the Company's total revenues for the first half of 1998.

            In the Financial Services Institutions target market, 1998 revenues in the second quarter and first half, increased 11% and 7%, respectively, when compared to the same 1997 periods, principally owing to build-ups in business with clients who started large projects in 1997, and start-up work on several new contracts awarded during the first half of 1998. Business with non-US clients, primarily European, accounted for approximately 36% of the second quarter revenues in this market ($20.2 million) and 35% of the six months revenues ($37.4 million). For all of 1998, the Company expects revenue growth in this market to be in line with the Company's overall revenue growth.

             In the State and Local Governments and Education target market, revenues increased 48% in both the second quarter and first half of 1998. The increase for both 1998 periods was fueled by several large contracts with state taxation departments looking to make substantial improvements in their ability to collect delinquent taxes and several new engagements for financial and revenue systems. The Company enjoys strong demand in this market. The Company has over $500 million in signed contracts in the State and Local Governments and Education market to be performed over the next several years. On certain of the contracts with state taxation departments, the Company's fees are paid out of the benefits (increased collections) that the client achieves. On such benefit-funded contracts (contracts whereby the amounts due the Company are earned based on actual benefits derived by the client), the Company defers recognition of revenues until that point at which management can predict, with reasonable certainty, that the benefit stream will generate amounts sufficient to fund the contract. From that point forward, revenues are recognized on a percentage of completion basis. Beginning in the second quarter of 1998, the Company started work on several large multi-year benefits-funded contracts. However, revenues from certain of those contracts are not likely to be recognized until later periods, likely to be 1999. Revenues in the State and Local Governments and Education market are expected to increase for the remainder of 1998 at rates exceeding the increase in the Company's overall revenue rate, but at lower rates than experienced in the first half of 1998.

            Revenues in the Federal Government Agencies target market increased 34% during both the second quarter and first six months of 1998, compared to the same 1997 periods. This increase was attributable to the award in mid-1997 of a significant multi-year contract with the Department of Defense for its Standard Procurement System ("SPS"), which accounted for 47% of the 1998 first half growth. In addition, there was increased business with existing clients and new business with both defense and civilian agencies. The Company expects revenues in this target market, for the remainder of 1998, to increase at rates ahead of the overall growth rate of the Company, but at lower rates than experienced in the first half of 1998. These revenue increases will continue to be driven primarily by the SPS contract and by contracts with clients using the Company's federal financial systems.

            Revenues in the Other Corporate Clients target market, which represents business in smaller vertical markets, increased 39% during the second quarter and 14% for the first half of 1998, compared to 1997. This increase is principally due to increased business with new clients and certain reclassifications of revenues from the Financial Services Institutions market. For all of 1998, the Company expects revenue growth in this market to be in line with the Company's overall revenue growth. The Company has made a conscious decision to focus business in the health care market and the electric and gas utilities market.

             EXPENSES

            Client project expenses and other operating expenses together increased 11% during the second quarter and first half of 1998, which was slightly lower than the growth rate in revenues in both of these periods. Expenses for the quarter included a $1 million write-off of the previously disclosed receivable from a foreign government. This removes all outstanding receivable balances due from this client. For all of 1998, the Company anticipates that these expenses will continue to grow in proportion to revenue growth. The Company expects to make significant expenditures related to research and development of the "Tapestry" software. A majority of these expenditures will be capitalized.

            Corporate Expenses increased 18% during the second quarter and 10% for the first six months of 1998, compared to the same 1997 periods. Corporate expenses increased faster than the revenue growth during the second quarter due to the dedication of resources applied to the Year 2000 remediation of internal systems. The reduced rate of growth in corporate expenses generally during the first half of 1998 reflects the Company's focus on controlling corporate expenses along with reductions in corporate level performance-based incentive compensation. For the year 1998, the Company expects corporate expenses to grow slightly above the Company's revenue growth.

            INCOME FROM OPERATIONS

            Income from operations increased 43% for the second quarter and 49% for the first half of 1998, compared to the same 1997 periods. The Company's profit margins have improved over the second quarter and first half of 1997, primarily because of the significant amount of management time and staff resources that had been consumed, during the first half of 1997, in attempting to resolve the issues with the previously disclosed client cancellations. In addition, the Company's development of the "Tapestry" software was expensed in the first half of 1997 and is now being capitalized. The Company is continuing to focus on controlling expenses. For 1998, the Company will continue to manage growth and expects to continue improving on the profit margins.

            OTHER (INCOME) EXPENSE

            Interest expense decreased 24% during the second quarter and 27% during the first six months of 1998, because of lower amounts of short-term borrowings, as a result of significantly improved cash flow from operations. Other (income) expense increased in the first half of 1998, compared to 1997, primarily because of a write-off of certain small investments and a minor amount of fixed assets.


FOREIGN CURRENCY EXCHANGE

            Approximately 21% of the Company's revenues in the first half of 1998 were derived from non-US business. The Company's practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. However, the Company seeks to negotiate provisions in contracts with non-US clients that allow pricing adjustments related to currency fluctuations. In late 1997, the Company employed limited hedging of intercompany balance sheet transactions through derivative instruments (foreign currency swap contracts). As of June 30, 1998, the Company had outstanding two such short-term contracts totaling approximately $2.3 million, which gave the Company access to additional sources of financing while limiting the foreign exchange risk.


LIQUIDITY AND CAPITAL RESOURCES

            The Company provides for its operating cash requirements primarily through funds generated from operations, and secondarily from bank borrowings which provide for cash and currency management with respect to the short-term impact of certain cyclical uses such as annual payments of incentive compensation as well as financing from time to time accounts receivable. At June 30, 1998, the Company's cash and cash equivalents totaled $73.5 million, up from $49.6 million at the end of 1997. Cash provided by operating activities for the first half of 1998 was $40.2 million primarily due to a significant decrease in trade receivables attributable to improvements in collections Company wide. The Company expects some build-up in trade receivables for the balance of 1998.

            The Company invested over $18.4 million in fixed assets, software purchases, and development of computer software during the first half of 1998. Total debt and revolving line-of-credit borrowings decreased by $20.0 million over year-end 1997; revolving line-of-credit borrowings were zero at June 30, 1998. During the first half, the Company made approximately $5.2 million in installment payments of principal on outstanding debt owed to banks. The Company also received proceeds of approximately $8.0 million during the period from the exercise of stock options.

            At June 30, 1998, the Company's debt-equity ratio, as measured by total liabilities divided by stockholders' equity, was 0.63, down from 0.77 at December 31, 1997.

            On August 3, 1998 the Company announced that its Board of Directors has authorized the purchase, from time to time, of up to 1 million shares of its common stock through open market and negotiated purchases. At current stock prices, completion of this repurchase of common shares would reduce, by slightly less than half, cash on hand at June 30, 1998.

            The Company's material unused source of liquidity at the end of the first half of 1998 consisted of approximately $120.0 million under the revolving credit and term debt facility. The Company believes that its liquidity needs can be met from the various sources described above.


            The Company has entered into bank guarantees due upon request for performance under one of its contracts in a country other than Western Europe and North America. At June 30, 1998, the Company had $18.6 million outstanding under such bank guarantees.


YEAR 2000 ISSUES

            Companies in the business of providing information technology services, software products or custom-developed software, such as the Company, face "Year 2000 compliance" issues in at least three critical areas: internal information and communication technology systems, client software systems, and embedded systems (products which are made with microprocessor (computer) chips such as environmental systems, physical security systems and elevators). "Year 2000 compliance" means the ability of hardware, software and other processing capabilities to interpret and manipulate correctly all date data up to and through the year 2000, including proper computation of leap years. With respect to embedded systems, Year 2000 compliance means that the occurrence of the Year 2000 will not cause the product in which the microprocessor chip is embedded to fail to operate properly. Failure of hardware, software and related capabilities used by the Company or, under certain circumstances, furnished to clients, to be Year 2000 compliant could have a material adverse impact on the Company.

            Accordingly, the Company is focusing at the most senior levels on Year 2000 issues. The Audit Committee of the Board of Directors, in conjunction with one of the Company's Executive Vice Presidents, the Company's Internal Auditor and others, is monitoring the Company's analysis and status with respect to Year 2000 issues. Year 2000 program managers have been designated throughout the Company to oversee Year 2000 efforts and provide periodic reports to the Chairman of the Board and Chief Executive Officer, such Executive Vice President and the Internal Auditor of the Company. The first round of such reports was concluded in the last quarter and the next round is scheduled for the next quarter. Incentive compensation programs have been modified to include achievement of Year 2000 compliance objectives. Funds expended and to be expended on Year 2000 compliance have been allocated out of the Company's normal operating budget. The Company has not delayed any significant projects as a result of its investment of resources on the Year 2000 compliance issues.

            Early in 1997, the Company completed surveys of all of its major internal application systems for Year 2000 compliance. The Company began a program of testing and remediation for some systems in 1997, with other systems scheduled for upgrade or replacement in 1998. Assessment and testing of smaller software components and systems, and interfaces with vendors where available, are continuing into 1998. The Company is coordinating centrally all of its efforts to achieve Year 2000 compliance of its internal systems worldwide by mid-1999. The Company is also seeking Year 2000 certifications from those outside vendors with whom the Company contracts for the provision of certain internal functionality. In addition to relying on certifications from outside vendors where available, the Company is also beginning a program of testing certain subcomponents of and interfaces with the systems provided by the outside vendors. The Company has also developed a limited incentive program to encourage certain experienced internal systems programmers to remain with the Company through the Year 2000. The subject of contingency planning with respect to the Company's internal systems will be fully addressed upon completion of the Company's analyses and prioritization of the Year 2000 status of its internal systems which is scheduled for completion by December 1998. Initial contingency planning for certain high priority internal systems is currently underway.

            Total costs of achieving Year 2000 compliance in the Company's internal systems, which costs will be expensed as they are incurred, are estimated to be approximately $2.3 million for 1998, $2.6 million for 1999, and $0.3 million for 2000. For the past two years $1.6 million has been expended by the Company on Year 2000 compliance in respect of its internal systems.

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

            With respect to contractual obligations to active clients (clients for which the Company is still obligated to furnish products or services, such as maintenance), the Company similarly does not anticipate in the aggregate material costs or risks associated with Year 2000 compliance. Its contracts with active clients primarily are either for recent software that is Year 2000 compliant or for which a Year 2000 compliant upgrade is available, or do not explicitly obligate the Company to furnish an updated release that is Year 2000 compliant. Early in 1997, the Company began a program to test its active software products (including upgrades, where applicable) and assess their status relative to Year 2000 compliance. It also has been communicating with clients regarding Year 2000 compliance, and notifying them of the availability of updated Year 2000 compliant releases for certain older software known to the Company still in use by that client. To the extent the Company uses third party products in its own customer products, the Company is seeking Year 2000 certification from those outside vendors. The Company expects to continue the ongoing process of monitoring the status of Year 2000 compliance of the Company-developed software in use by various clients.

            Because of the nature of the Company's business, the Company may be subject to Year 2000 lawsuits by its clients. Although the ultimate outcome of any litigation is uncertain, the Company does not believe that the ultimate amount of liability, if any, from any such actions would have a material affect on the Company.

            Total costs of assessing the Year 2000 compliance of client systems and of communicating with clients about the Year 2000, which costs will be expensed as they are incurred, are estimated to be approximately $1.5 million for 1998, $1.0 million for 1999, and $0.8 million for 2000. For the past two years, $3.7 million has been expended by the Company on Year 2000 compliance in respect of client systems in order to expedite development of Year 2000 compliant upgrades for noncompliant systems, to notify clients of the Year 2000 compliance of their AMS products and to staff Year 2000 compliance efforts.

            The majority of the embedded systems on which the Company relies in its day to day operations are owned and managed by the lessors of the buildings in which the Company's offices are located, or by agents of such lessors. The Company is in the process of sending letters to its lessors and, as applicable, their agents requesting certifications of the Year 2000 compliance of the embedded systems. The Company will prioritize systems and develop a test plan based on the responses it receives, or does not receive, to its letters.


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

            In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 97-2, "Software Revenue Recognition" (SoP 97-2), which provides guidance in recognizing revenue on contracts with multiple elements including software licenses and services, and superseded the previous authoritative literature (SoP 91-1). The SoP is effective for the Company for transactions entered into after December 31, 1997. In March 1998, the AICPA issued SoP 98-4 "Deferral of the Effective Date of a Provision of SoP 97-2", which defers by one year the implementation date for a provision of SoP 97-2. The Company does not currently believe that the application of SoP 97-2 will have a material impact on its historical practice with respect to the timing of revenue recognition in its consolidated financial statements, subject to the provision deferred in SoP 98-4. The Company has not determined the effect of implementing SoP 97-2 if that provision is not deferred when the one-year deferral expires. For the first half of 1998, SoP 97-2 did not materially affect the results of operations of the Company.

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

            In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will be required to adopt this new accounting standard by January 1, 2000. The Company does not anticipate early adoption of this new standard. Due to the recent release and complexity of this new standard, the Company has not completed an assessment of the impact it will have on its financial position or results of operations. The Company currently has no material transactions which would be impacted by this new standard.

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

            There is also the risk of successfully managing large projects and the risk of a material impact on results because of the unanticipated delay, suspension, renegotiation or cancellation of a large project. As was the case in the past two years, any such development in a project could result in a drop in revenues or profits, the need to relocate staff, a potential dispute with a client regarding money owed, and a diminution of AMS's reputation. These risks are magnified in the largest projects and markets simply because of their size. The Company's business is characterized by large contracts producing high percentages of the Company's revenues. For example, 35% of the Company's total revenues in 1997 were derived from business with fifteen clients. The cancellation of phase two of a large telecommunications project in the third quarter of 1997 after the Company's successful completion of phase one of the project, and the Company's subsequent reduction of net income for 1997 and redeployment of personnel as a result of such unexpected cancellation, together with a cancellation of a contract in the Financial Services Institutions market following management and institutional changes at the client, are recent examples of the risks inherent in the Company's business and the Company's efforts to manage such risks. The Company could also face delays by clients, or client suspensions or cancellation of projects, because of client systems' failures to be Year 2000 compliant. Events such as unanticipated declines in revenues or profits could in turn result in immediate fluctuations in the trading price and volume of the Company's stock.

            Finally, there is the risk of revenues not being realized when expected, such as in certain contracts in the State and Local Governments and Education market. On certain large contracts, the Company's fees are paid out of the benefits (increased collections) that the client achieves. The Company typically defers recognition of such revenues until management can predict, with reasonable certainty, that the benefit stream will generate amounts sufficient to fund the contract. From that point forward revenues are recognized on a percentage of completion basis.

            Certain other risks, including, but not limited to, the Company's international scope of operations, are discussed elsewhere in this Form 10-Q. The Company is also expanding in several countries other than Western Europe and North America. Contracts being performed in such countries can have somewhat higher delivery risks. Because the Company operates in a rapidly changing and highly competitive market, additional risks not discussed in this Form 10-Q may emerge from time to time. The Company cannot predict such risks or assess the impact, if any, such risks may have on its business. Consequently, the Company's various forward-looking statements, made, or to be made, should not be relied upon as a prediction of actual results.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

               NOT APPLICABLE.


                            PART II OTHER INFORMATION


Item 1.        Legal Proceedings

               NONE.


Item 2.        Changes in Securities

(a) On August 11, 1998 the Company paid a dividend of one Preferred Share purchase right on each share of Common Stock to holders of record on August 10, 1998 of such Common Stock. See Item 5 below.


Item 3.        Defaults Upon Senior Securities

               NONE.


Item 4.        Submission of Matters to a Vote of Security Holders

               (a) The regular annual meeting of stockholders of the Company was held in Fairfax, Virginia on May 8, 1998 for the purposes of electing the board of directors.

               (b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, and there was no solicitation in opposition to management's solicitations. All of management's nominees for director were elected.

                   The stockholders approved the election of the following persons as directors of the Company:

        Name                           For                        Withheld
        ----                           ---                        --------

        Daniel J. Altobello            35,386,155                   7,417
        Paul A. Brands                 35,386,094                   7,478
        James J. Forese                35,351,653                  41,919
        Philip M. Giuntini             35,241,871                 151,701
        Patrick W. Gross               35,388,825                   4,747
        Dorothy Leonard                35,387,449                   6,123
        W. Walker Lewis                35,384,419                   9,153
        Frederic V. Malek              35,238,357                 155,215
        Frank A. Nicolai               35,388,672                   4,900
        Alan G. Spoon                  35,391,370                   2,202

Item 5.        Other Information

               On July 31, 1998, the Board of Directors of the Company declared a dividend of one Preferred Share purchase right on each outstanding share of its Common Stock, payable to holders of Common Stock of record on August 10, 1998. Each right will entitle shareholders to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $185. Such rights presently are evidenced by the certificates for Common Stock; certificates issued after the record date for such rights of August 10, 1998 shall bear a legend referring to such rights. The rights will be exercisable if a person or group acquires 15% or more of the Common Stock of the Company or announces a tender offer for 15% or more of the Common Stock. If a person or group acquires 15% or more of the outstanding Common Stock of the Company, each right will entitle its holder to purchase, at the exercise price, a number of shares of Common Stock having a market value at that time of twice the right's exercise price. Rights held by the 15% holder will become void and will not be exercisable to purchase shares at the bargain purchase price. The Board of Directors will be entitled to redeem the rights at one cent per right at any time before any such person acquires 15% or more of the outstanding Common Stock. For a fuller description of the rights, please see the Company's Form 8-A, registering the rights, filed on August 4, 1998.


Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    3.1 Second Restated Certificate of Incorporation, as amended through August 1, 1998 (including Certificate of Designations for Series A Junior Participating Preferred Stock, incorporated by reference from Form 8-A, filed on August 4, 1998)

                    4.      Instruments defining the rights of security holders:

                            (a) Form of common stock certificate

                            (b) Rights Agreement dated as of July 31,
1998, between the Company and ChaseMellon Shareholder Services L.L.C. as Rights Agent (incorporated by reference to the Company's Form 8-A, filed on August 4, 1998, including form of Rights Certificate).

                   10.      Material contracts

                            (a) Form of Indemnification Agreements for
directors and officers

                   27.      Financial Data Schedule

             (b) Reports on Form 8-K

                 NONE.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERICAN MANAGEMENT SYSTEMS, INCORPORATED







Date:  August 13, 1998      /s/  Paul A. Brands
       ---------------      ----------------------------------------------------
                            Paul A. Brands, Chairman and Chief Executive Officer



Date:  August 13, 1998      /s/ Nancy M. Yurek
       ---------------      ----------------------------------------------------
                            Nancy M. Yurek, Controller