Form 10-Q
period 1998-09-30
AMERICAN MANAGEMENT SYSTEMS INC
filed 1998-11-13
CIK 310624

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----       EXCHANGE  ACT OF 1934

             For the Quarterly Period Ended September 30, 1998

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----       EXCHANGE ACT OF 1934

             For the Transition Period From: _______________ To: _______________

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

As of November 6, 1998, 41,978,593 shares of common stock were outstanding.

                                    CONTENTS


                                                                                             Page
                                                                                             ----
Part I    Financial Information
          ---------------------

          Item 1.   Financial Statements.................................................       1

          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations............................................       8

          Item 3.   Quantitative and Qualitative Disclosures about Market Risk...........      18

Part II   Other Information
          -----------------

          Item 1.   Legal Proceedings....................................................      18

          Item 2.   Changes in Securities................................................      18

          Item 3.   Defaults Upon Senior Securities......................................      18

          Item 4.   Submission of Matters to a Vote of Security Holders..................      18

          Item 5.   Other Information....................................................      18

          Item 6.   Exhibits and Reports on Form 8-K.....................................      19

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

                    American Management Systems, Incorporated
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited
                       (In millions except per share data)



                                                             For the Quarter             For the Nine Months
                                                           Ended September 30,           Ended September 30,
                                                           1998           1997           1998           1997
                                                          ------         ------         ------         ------
REVENUES .......................................          $282.2         $225.5         $755.9         $642.6

EXPENSES(1)
         Client Project Expenses ...............           156.4          127.4          420.8          364.5
         Other Operating Expenses ..............            82.1           77.6          227.7          208.6
         Corporate Expenses ....................            18.9           10.6           45.7           34.9
                                                          ------         ------         ------         ------
                                                           257.4          215.6          694.2          608.0

INCOME FROM OPERATIONS .........................            24.8            9.9           61.7           34.6

OTHER (INCOME) EXPENSE
         Interest Expense ......................             0.5            1.8            2.7            4.8
         Other (Income) Expense ................            (0.6)          (0.4)          (1.4)          (1.7)
                                                          ------         ------         ------         ------
                                                            (0.1)           1.4            1.3            3.1

INCOME BEFORE INCOME TAXES .....................            24.9            8.5           60.4           31.5

INCOME TAXES ...................................            10.2            4.0           24.8           13.4
                                                          ------         ------         ------         ------
NET INCOME .....................................          $ 14.7         $  4.5         $ 35.6         $ 18.1
                                                          ======         ======         ======         ======
WEIGHTED AVERAGE SHARES ........................            42.3           41.4           42.2           41.3
                                                          ======         ======         ======         ======
BASIC NET INCOME PER SHARE .....................          $ 0.35         $ 0.11         $ 0.85         $ 0.44
                                                          ======         ======         ======         ======
WEIGHTED AVERAGE SHARES AND
   EQUIVALENTS .................................            43.2           42.4           43.0           42.2
                                                          ======         ======         ======         ======
DILUTED NET INCOME PER SHARE ...................          $ 0.34         $ 0.11         $ 0.83         $ 0.43
                                                          ======         ======         ======         ======


-----------------
(1) Certain amounts have been reclassified for comparative purposes.

                    American Management Systems, Incorporated
                        CONSOLIDATED REVENUES BY MARKET(1)
                                    Unaudited
                                  (In millions)


                                                                  For the Quarter               For the Nine Months
                                                                Ended September 30,             Ended September 30,
                                                               1998            1997            1998             1997
                                                              ------          ------          ------           ------
Telecommunications Firms................................      $ 67.6          $ 64.6          $181.9           $198.6

Financial Services Institutions.........................        55.9            49.0           163.6            149.3

State and Local Governments and Education...............        75.9            43.7           189.7            120.4

Federal Government Agencies.............................        66.8            55.0           179.6            139.0

Other Corporate Clients.................................        16.0            13.2            41.1             35.3
                                                              ------          ------          ------           ------

Total Revenues..........................................      $282.2          $225.5          $755.9           $642.6
                                                              ======          ======          ======           ======


-----------------
(1) Certain amounts have been reclassified for comparative purposes.

                    American Management Systems, Incorporated
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)


                                                                                9/30/98
                        ASSETS                                                (Unaudited)   12/31/97
                                                                              -----------   --------
CURRENT ASSETS
         Cash and Cash Equivalents.......................................       $ 94.3       $ 49.6
         Accounts and Notes Receivable...................................        234.8        240.9
         Prepaid Expenses and Other Current Assets.......................          7.6          8.4
                                                                                ------       ------
                                                                                 336.7        298.9

FIXED ASSETS
         Equipment.......................................................         62.2         67.0
         Furniture and Fixtures..........................................         23.4         22.4
         Leasehold Improvements..........................................         16.6         13.9
                                                                                ------       ------
                                                                                 102.2        103.3
         Accumulated Depreciation and Amortization.......................        (63.4)       (58.1)
                                                                                ------       ------
                                                                                  38.8         45.2

OTHER ASSETS
         Purchased and Developed Computer Software (Net of Accumulated
           Amortization of $68,500,000 and $63,400,000)..................         73.2         58.0
         Intangibles (Net of Accumulated Amortization of $3,600,000 and
           $3,200,000)...................................................          5.6          6.0
         Other Assets (Net of Accumulated Amortization of $561,000 and
           $815,000).....................................................         20.2         13.3
                                                                                ------       ------
                                                                                  99.0         77.3
                                                                                ------       ------

TOTAL ASSETS.............................................................       $474.5       $421.4
                                                                                ======       ======

                    American Management Systems, Incorporated
                           CONSOLIDATED BALANCE SHEETS
                                  (In millions)


                                                                                           9/30/98
               LIABILITIES AND STOCKHOLDERS' EQUITY                                      (Unaudited)           12/31/97
                                                                                         -----------           --------
CURRENT LIABILITIES
         Notes Payable and Capitalized Lease Obligations........................           $  4.7               $  7.5
         Accounts Payable.......................................................              9.8                 10.5
         Accrued Incentive Compensation.........................................             34.2                 24.7
         Other Accrued Compensation and Related Items...........................             36.6                 32.2
         Deferred Revenues......................................................             28.3                 39.8
         Other Accrued Liabilities..............................................              7.9                  3.5
         Provision for Contract Losses..........................................              3.0                    -
         Income Taxes Payable...................................................              3.4                  8.8
                                                                                           ------               ------
                                                                                            127.9                127.0
         Deferred Income Taxes..................................................             16.9                  3.0
                                                                                           ------               ------
                                                                                            144.8                130.0

NONCURRENT LIABILITIES
         Notes Payable and Capitalized Lease Obligations........................             24.2                 27.9
         Other Accrued Liabilities..............................................             15.3                  9.5
         Deferred Income Taxes..................................................             15.2                 15.3
                                                                                           ------               ------
                                                                                             54.7                 52.7
                                                                                           ------               ------

TOTAL LIABILITIES...............................................................            199.5                182.7

STOCKHOLDERS' EQUITY
         Preferred Stock ($0.10 Par Value; 4,000,000 Shares Authorized,
           None Issued or Outstanding)
         Common Stock ($0.01 Par Value; 100,000,000 Shares Authorized,
           51,057,214 and 50,115,057 Issued and 42,111,596 and 41,544,299
           Outstanding).........................................................              0.5                  0.5
         Capital in Excess of Par Value.........................................             93.3                 84.1
         Retained Earnings......................................................            224.1                188.5
         Currency Translation Adjustment........................................             (5.5)                (8.0)
         Common Stock in Treasury, at Cost (8,945,618 and 8,570,758 Shares).....            (37.4)               (26.4)
                                                                                           ------               ------
                                                                                            275.0                238.7
                                                                                           ------               ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................           $474.5               $421.4
                                                                                           ======               ======

                    American Management Systems, Incorporated
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                  (In millions)

                                                                                            For the Nine Months
                                                                                            Ended September 30,
                                                                                            1998            1997
                                                                                           ------          ------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income.....................................................................      $ 35.6          $ 18.1
      Adjustments to Reconcile Net Income to Net
        Cash Provided by Operating Activities:
            Depreciation.............................................................        13.3            13.7
            Amortization.............................................................        15.0            12.4
            Deferred Income Taxes....................................................        14.0             6.4
      Provision for Doubtful Accounts................................................         8.8             3.5
      Provision for Contract Losses..................................................         3.0           (15.7)
      Changes in Assets and Liabilities:
                  Increase in Trade Receivables......................................        (2.7)           (6.4)
                  Decrease in Prepaid Expenses and Other Current Assets..............         0.9             3.5
                  Increase in Other Assets...........................................        (9.6)           (8.1)
                  Increase (Decrease) in Accrued Incentive Compensation..............         9.5           (18.5)
                  Increase in Accounts Payable, Other Accrued Compensation, and
                    Other Accrued Liabilities........................................        13.8             6.1
                  (Decrease) Increase in Deferred Revenue............................       (11.5)            1.7
                  Decrease in Income Taxes Payable...................................        (5.4)           (4.6)
                                                                                           ------          ------

            Net Cash Provided by Operating Activities................................        84.7            12.1
                                                                                           ------          ------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of Fixed Assets.......................................................        (7.5)          (12.1)
      Purchase of Computer Software and Investment in Software Products .............       (28.4)          (25.7)
      Decrease in Other Investments..................................................         1.0             0.4
      Proceeds from Sale of Fixed Assets and Purchased Computer Software.............         0.9             0.5
                                                                                           ------          ------

            Net Cash Used by Investing Activities....................................       (34.0)          (36.9)
                                                                                           ------          ------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings  ...................................................................         -              20.8
      Payments on Borrowings.........................................................        (6.7)           (5.1)
      Proceeds from Common Stock Options Exercised...................................        10.7             3.2
      Payments to Acquire Treasury Stock.............................................       (12.5)            -
                                                                                           ------          ------

            Net Cash (Used) Provided by Financing Activities.........................        (8.5)           18.9
                                                                                           ------          ------

DECREASE (INCREASE) IN CURRENCY TRANSLATION ADJUSTMENT...............................         2.5            (4.4)
                                                                                           ------          ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................        44.7           (10.3)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................................        49.6            62.8
                                                                                           ------          ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................................      $ 94.3          $ 52.5
                                                                                           ======          ======
NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
      Treasury Stock Utilized to Satisfy Accrued Incentive Compensation
            Liabilities..............................................................      $  -            $  2.3
      Treasury Stock Utilized to Satisfy Stock Options Exercised.....................      $  1.5          $  -

                    American Management Systems, Incorporated
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(1)
                                    Unaudited
                                  (In millions)



                                                              For the Quarter               For the Nine Months
                                                            Ended September 30,             Ended September 30,
                                                            1998           1997             1998           1997
                                                           ------         ------           ------         ------
NET INCOME.............................................    $14.7          $ 4.5            $35.6          $18.1

OTHER COMPREHENSIVE INCOME:

      Currency Translation Adjustment..................      2.8            0.3              2.5           (4.4)
                                                           -----          -----            -----          -----

COMPREHENSIVE INCOME...................................    $17.5          $ 4.8            $38.1          $13.7
                                                           =====          =====            =====          =====


---------------------
(1) The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130) effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. The Company's principal components of comprehensive income are net income and foreign currency translation adjustments.

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

                                                                       Percentage of
                                                                       Total Revenues               Period-to-Period Change
                                                                       --------------         --------------------------------------
                                                                        Quarter Ended           Quarter Ended      Nine Months Ended
                                                                        September 30,         September 30, 1998  September 30, 1998
                                                                                                      vs.                 vs.
                                                                      1998         1997       September 30, 1997  September 30, 1997
                                                                     ------       ------      ------------------  ------------------
Revenues..........................................................   100.0%       100.0%             25.1%               17.6%

Expenses
      Client Project Expenses.....................................    55.4         56.5              22.8                15.4
      Other Operating Expenses....................................    29.1         34.4               5.8                 9.2
      Corporate Expenses..........................................     6.7          4.7              78.3                30.9
                                                                     -----        -----
      Total.......................................................    91.2         95.6              19.4                14.2

Income from Operations............................................     8.8          4.4             150.5                78.3

Other (Income) Expense............................................     -            0.6            (107.1)              (58.1)

Income Before Income Taxes........................................     8.8          3.8             192.9                91.7

Income Taxes......................................................     3.6          1.8             155.0                85.1

Net Income........................................................     5.2          2.0             226.7                96.7

Weighted Average Shares...........................................     -            -                 2.2                 2.2

Basic Net Income per Share........................................     -            -               218.2                93.2

Weighted Average Shares and
   Equivalents....................................................     -            -                 1.9                 1.9

Diluted Net Income per Share......................................     -            -               209.1                93.0

          REVENUES

          Revenues increased 25% during the third quarter and 18% for the first nine months of 1998, compared to the same 1997 periods, with third quarter growth occurring in all of the Company's target markets. For the first nine months of 1998, growth occurred in all target markets except the Telecommunications Firms market.

          Business with non-US clients decreased 9% (to $54.6 million) during the third quarter and decreased 19% (to $156.4 million) for the first nine months of 1998, compared to the same 1997 periods, as the Company has not fully replaced the revenues from two large projects with European telecommunications clients whose cancellations were announced in 1997. With the exception of the Telecommunications Firms market, compared to the 1997 periods all other business with non-US clients increased 35% during the third quarter and 21% during the first nine months of 1998. For the year 1998, the Company expects non-US business and European business in particular, to show little or no growth over 1997, owing principally to the impact of the telecommunications clients' cancellations and a large-scale telecommunications project which is being capitalized.

          In the Telecommunications Firms market, a market that is characterized by large projects with relatively few clients, revenues increased 5% in the third quarter of 1998, marking the first time in the current year, that there was an increase in revenues when comparing the quarters of 1998 to 1997. Revenues decreased 8% for the first nine months of 1998, when compared to 1997, principally because of the above-cited cancellations and the capitalization of a large-scale telecommunications project. Importantly, revenue in this market increased 12% over the second quarter of 1998, which reflects the Company's continued success in implementing its revised strategy in the telecommunications marketplace. Non-US revenues in this market declined 27% for the quarter and 35% for the first nine months, compared to the same 1997 periods. For the year 1998, the Company expects revenues in this market to be approximately equal to or slightly lower than Telecommunications Firms revenues for 1997. The Company's development of its next generation of customer care and billing software, known as "Tapestry", is continuing to progress through a contract with a European client. As that client is sharing part of the cost of development, collections from that contract will not contribute to revenue growth in this market in 1998, but will instead reduce capitalized software costs. There remain risks in this market. Competition for experienced staff is especially intense in the telecommunications field, and staffing remains one of the Company's critical challenges for the Telecommunications Firms market. Additionally, the Company works in countries other than Western Europe and North America and the delivery risks in these other countries may be higher. Revenues in the Telecommunications Firms market in these countries are less than 3% of the Company's total revenues for the first nine months of 1998.

          In the Financial Services Institutions target market, 1998 revenues in the third quarter and first nine months increased 14% and 10%, respectively, when compared to the 1997 periods. These increases are attributable principally to build-ups in business with clients who started large projects in 1997, and start-up work on several new contracts awarded during the first half of 1998. Business with non-US clients accounted for approximately 38% of the third quarter revenues in this market ($21.1 million) and 36% of the nine months revenues ($58.5 million). For all of 1998, the Company expects revenue growth in this market to increase at rates consistent with that shown through the first nine months, which is less than the overall growth rate of the Company.

          In the State and Local Governments and Education target market, revenues increased 74% in the third quarter and 58% for the first nine months of 1998. The increase for both 1998 periods was driven by the rapid build-up in 1998 of several large contracts with state taxation departments looking to make substantial improvements in their ability to collect delinquent taxes and several new engagements for financial and revenue systems. The Company enjoys strong demand in this market. The Company has over $500 million in signed contracts in the State and Local Governments and Education market to be performed over the next several years. On certain of the contracts with state taxation departments, the Company's fees are paid out of the benefits (increased collections) that the client achieves. On such benefit-funded contracts (contracts whereby the amounts due the Company are earned based on actual benefits derived by the client), the Company defers recognition of revenues until that point at which management can predict, with reasonable certainty, that the benefit stream will generate amounts sufficient to fund the contract. From that point forward, revenues are recognized on a percentage of completion basis. Beginning in the second quarter of 1998, the Company started work on several large multi-year benefits-funded contracts. Material revenues from certain of those contracts are not likely to be recognized until later periods. Revenues in the State and Local Governments and Education market are expected to increase for the remainder of 1998 at rates exceeding the increase in the Company's overall revenue rate, but at lower rates than experienced in the first nine months of 1998.

          Revenues in the Federal Government Agencies target market increased 21% in the third quarter and 29% in the first nine months of 1998, compared to the same 1997 periods. This increase was attributable predominantly to the award in mid-1997 of a significant multi-year contract with the Department of Defense for its Standard Procurement System ("SPS"), which accounted for 33% of the 1998 first nine-month revenue growth. In addition, there was increased business with existing clients and new business with both defense and civilian agencies. The Company expects revenues in this target market, for the remainder of 1998, to increase at rates slightly ahead of the overall growth rate of the Company, but at lower rates than experienced in the first nine months of 1998. These revenue increases will continue to be driven primarily by the SPS contract and by contracts with clients using the Company's federal financial systems.

          Revenues in the Other Corporate Clients market increased 21% during the third quarter and 16% for the first nine months, compared to 1997. These increases are mainly attributable to increased business with new clients in the health care market and the electric and gas utilities market. For all of 1998, the Company expects revenue growth in this market to be below that experienced in the first nine months of 1998 and below the Company's overall revenue growth.

          EXPENSES

          Client project expenses and other operating expenses together increased 16% during the third quarter and 13% for the first nine months of 1998, which was lower than the growth rate in revenues in both of these periods. These expenses include a $3 million provision for a potential future loss on one of the Company's contracts. For all of 1998, the Company anticipates that these expenses will continue to grow at rates lower than the revenue growth. The Company expects to make significant expenditures related to research and development of the "Tapestry" software. A majority of these expenditures will be capitalized.

          Corporate Expenses increased 78% during the third quarter and 31% for the first nine months of 1998, compared to the same 1997 periods. Corporate expenses increased faster than the revenue growth during the third quarter and the nine months, due to the dedication of resources applied to the Year 2000 remediation of internal systems and increases in accruals for corporate level performance-based incentive compensation. For the year 1998, the Company expects corporate expenses to grow at rates above the Company's revenue growth rate.

          INCOME FROM OPERATIONS

          Income from operations increased 150% for the third quarter and 78% for the first nine months of 1998, compared to the same 1997 periods. The Company's profit margins have improved over the third quarter and first nine months of 1997, primarily because of the significant amount of management time and staff resources that had been consumed, during the first nine months of 1997, in attempting to resolve the issues with the previously disclosed client cancellations. In addition, the Company's development of the "Tapestry" software was expensed in the first nine months of 1997 and is now being capitalized. The Company is continuing to focus on controlling expenses. For 1998, the Company will continue to manage growth and expects to continue improving its profit margins.

          OTHER (INCOME) EXPENSE

          Interest expense decreased 72% during the third quarter and 44% during the first nine months of 1998, because of lower amounts of short-term borrowings, as a result of significantly improved cash flow from operations. Other (income) expense decreased in the first nine months of 1998, compared to 1997, primarily because of a write-off of certain small investments and some obsolete fixed assets. The improved cash flow has increased the Company's cash investment income, which partially offset the expense increase.


FOREIGN CURRENCY EXCHANGE

          Approximately 21% of the Company's revenues in the first nine months of 1998 were derived from non-US business. The Company's practice is to negotiate contracts in the same currency, in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. However, the Company seeks to negotiate provisions in contracts with non-US clients that allow pricing adjustments related to currency fluctuations. In late 1997, the Company began to employ limited hedging of intercompany balance sheet transactions through derivative instruments (foreign currency swap contracts). As of September 30, 1998, the Company had outstanding one short-term contract, which was de minimus in amount. In addition, the Company has established a notional cash pool with a European bank. This arrangement allows the Company to better utilize its cash resources, amongst all of the Company's subsidiaries, without incurring foreign currency conversion and therefore mitigating foreign currency exposure for these transactions. The Company also actively manages the excess cash balances in the cash pool which will increase interest income on short-term investments. The Company accounts for this cash pool on the net basis rather than grossing up assets and liabilities.


LIQUIDITY AND CAPITAL RESOURCES

          The Company provides for its operating cash requirements primarily through funds generated from operations, and secondarily from bank borrowings which provide for cash and currency management with respect to the short-term impact of certain cyclical uses such as annual payments of incentive compensation as well as financing from time to time accounts receivable. At September 30, 1998, the Company's cash and cash equivalents totaled $94.3 million, up from $49.6 million at the end of 1997. Cash provided by operating activities for the first nine months of 1998 was $84.7 million primarily due to a significant decrease in trade receivables attributable to Company-wide improvements in collections. The Company expects some build-up in trade receivables for the balance of 1998.

          The Company invested over $34.0 million in fixed assets, software purchases, and development of computer software during the first nine months of 1998. Total debt and revolving line-of-credit borrowings decreased by $20 million over year-end 1997; revolving line-of-credit borrowings were zero at September 30, 1998. During the first nine months, the Company made approximately $6.7 million in installment payments of principal on outstanding debt owed to banks. The Company also received proceeds of approximately $10.7 million during the period from the exercise of stock options.

          At September 30, 1998, the Company's debt-equity ratio, as measured by total liabilities divided by stockholders' equity, was 0.73, down from 0.77 at December 31, 1997.

          On August 3, 1998 the Company announced that its Board of Directors has authorized the purchase, from time to time, of up to 1 million shares of its common stock through open market and negotiated purchases. The Company has repurchased 400,000 shares through September 30, 1998, at a cost of $12.5 million. In addition, the Company has begun funding stock option exercising through previously acquired treasury shares.

          The Company's material unused source of liquidity at the end of the first nine months of 1998 consisted of $120.0 million under the revolving credit and term debt facility. The Company believes that its liquidity needs can be met from the various sources described above.

          The Company has entered into bank guarantees due upon request for performance under one of its contracts in a country other than Western Europe and North America. At September 30, 1998, the Company had $18.6 million outstanding under such bank guarantees.


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

          Accordingly, the Company is focusing at the most senior levels on Year 2000 issues. The Audit Committee of the Board of Directors, in conjunction with one of the Company's Executive Vice Presidents, the Company's Internal Auditor and others, is monitoring the Company's analysis and status with respect to Year 2000 issues. Year 2000 program managers have been designated throughout the Company to oversee Year 2000 efforts and provide periodic reports to the Chairman of the Board and Chief Executive Officer, such Executive Vice President and the Internal Auditor of the Company. The second round of such reports was concluded in the last quarter and the next round is scheduled for the next quarter. Incentive compensation programs have been modified to include achievement of Year 2000 compliance objectives. Funds expended and to be expended on Year 2000 compliance have been allocated out of the Company's normal operating budget. The Company has not delayed any significant projects as a result of its investment of resources on Year 2000 issues.

          Early in 1997, the Company completed surveys of all of its major internal application systems for Year 2000 compliance. The Company began a program of testing and remediation for some systems in 1997, with other major systems scheduled for upgrade or replacement in 1998. Assessment and testing of smaller software components and systems, and interfaces with vendors where available, are continuing into 1998. Final integration testing and deployment of the Company's major systems should be completed during the first half of 1999. The Company is coordinating centrally all of its efforts to achieve Year 2000 compliance of its internal systems worldwide by mid-1999. The Company is also continuing to seek Year 2000 certifications from those outside vendors with whom the Company contracts for the provision of utilities, goods and certain internal functionality. In addition to relying on certifications from outside vendors where available, the Company is also engaged in a program of testing certain subcomponents of and interfaces with the systems provided by the outside vendors. The Company has also developed and implemented a limited incentive program to encourage certain experienced internal systems programmers to remain with the Company through the Year 2000. The Company has developed contingency plans for certain of the Company's high-priority internal systems and is continuing to develop plans for other mission-critical systems. These plans are expected to be finalized after completion of the Company's analyses and prioritization of the Year 2000 status of its internal systems which is underway and scheduled for completion by December 1998.

          Total costs of achieving Year 2000 compliance in the Company's internal systems, which costs will be expensed as they are incurred, are estimated to be approximately $2.3 million for 1998, $3.0 million for 1999, and $0.5 million for 2000. For the past two years, $2.2 million has been expended by the Company on Year 2000 compliance in respect of its internal systems.

          With respect to its clients, the Company does not presently anticipate material costs or risks allocable specifically to Year 2000 compliance issues, but is continuing to assess the scope and status of such risks. Client engagements for specific Year 2000 remediation work have not been a strategic marketing focus. However, in many of the Company's existing engagements, Year 2000 replacement work is implicit, as the Company's clients are replacing systems for various business reasons. The Company does not anticipate any special risks or costs attributable to Year 2000 compliance issues in performing such contracts.

          With respect to contractual obligations to active clients (clients for which the Company is still obligated to furnish products or services, such as maintenance), the Company similarly does not anticipate in the aggregate material costs or risks associated with Year 2000 compliance. Its contracts with active clients primarily are either for recent or new software that is Year 2000 compliant or for which a Year 2000 compliant upgrade is available, or do not explicitly obligate the Company to furnish an updated release that is Year 2000 compliant. Early in 1997, the Company began a program to test its active software products (including upgrades, where applicable) and assess their status relative to Year 2000 compliance. It also has been communicating with its software product clients regarding Year 2000 compliance of those products, and notifying them of the status of their software and of the availability of updated Year 2000 compliant releases for certain older software known to the Company still in use by that client. The Company has already communicated such information to a significant number of its product clients. The Company expects to continue the ongoing process of monitoring the status of Year 2000 compliance of the Company-developed software in use by various clients.

          The Company has historically avoided, and continues to avoid, accepting contractual liability for failures of third-party software. Accordingly, the Company does not anticipate any material Year 2000 risk in connection with such third-party products. Nevertheless, in order to avoid any disruptions in connection with third-party products, the Company is seeking Year 2000 certification from third-party vendors to the extent the Company uses third party products in its own customer products.

          Because of the nature of the Company's business, the Company may be subject to Year 2000 lawsuits by its clients. Although the ultimate outcome of any litigation is uncertain, the Company does not believe that the ultimate amount of liability, if any, from any such actions would have a material affect on the Company.

          Total costs of assessing the Year 2000 compliance of client systems and of communicating with clients about the Year 2000, which costs will be expensed as they are incurred, are estimated to be approximately $1.5 million for 1998, $1.0 million for 1999, and $0.8 million for 2000. For the past two years, $4.1 million has been expended by the Company on Year 2000 compliance in respect of client systems in order to expedite development of Year 2000 compliant upgrades for noncompliant systems, to notify clients of the Year 2000 compliance of their AMS products and to staff Year 2000 compliance efforts.

          The majority of the embedded systems on which the Company relies in its day to day operations are owned and managed by the lessors of the buildings in which the Company's offices are located, or by agents of such lessors. The Company is in the process of sending letters to its lessors and, as applicable, their agents requesting certifications of the Year 2000 compliance of the embedded systems. The Company has received responses from more than half of its lessors indicating that the systems in the buildings either already are, or are expected to be before the end of 1999, Year 2000 compliant. The Company will prioritize systems and develop necessary test plans based on the further responses it continues to receive, or not to receive, to its letters.


NEW ACCOUNTING PRONOUNCEMENTS

          In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131 entitled "Disclosures about Segments of an Enterprise and Related Information" which will become effective for the Company's 1998 calendar year financial statements and will apply to quarterly reporting beginning in the first quarter of 1999. This Statement may change the way public companies, having segments, report information about their business in annual financial statements and may require them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides the material countries in which it holds assets and reports revenues, and its major customers. The Company is currently evaluating this standard to determine the impact on its reporting and disclosure requirements but does not anticipate any significant changes to its current disclosures.

          In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 97-2, "Software Revenue Recognition" (SoP 97-2), which provides guidance in recognizing revenue on contracts with multiple elements including software licenses and services, and superseded the previous authoritative literature (SoP 91-1). The SoP is effective for the Company for transactions entered into after December 31, 1997. In March 1998, the AICPA issued SoP 98-4 "Deferral of the Effective Date of a Provision of SoP 97-2", which defers by one year the implementation date for a provision of SoP 97-2. The Company does not currently believe that the application of SoP 97-2 will have a material impact on its historical practice with respect to the timing of revenue recognition in its consolidated financial statements, subject to the provision deferred in SoP 98-4. The Company has not determined the effect of implementing SoP 97-2 if that provision is not deferred when the one-year deferral expires. For the first nine months of 1998, SoP 97-2 did not materially affect the results of operations of the Company.

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

          In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will be required to adopt this new accounting standard by January 1, 2000. The Company does not anticipate early adoption of this new standard. Due to the recent release and complexity of this new standard, the Company has not completed an assessment of the impact it will have on its financial position or results of operations. The Company currently has no material transactions, which would be impacted by this new standard.

                 ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING
                                 STATEMENTS AND
                     FACTORS THAT MAY AFFECT FUTURE RESULTS


          In the next couple of years, the Company expects growth in revenues to be somewhat lower than the Company's historical long-term rates. The more controlled and lower growth in revenues should enable the Company to improve its profit margins. These margins, improving in 1998, were reduced during the last several years. Cancellations of two major projects and related attrition rates higher than historical rates for the Company, heavy investment in building up staff capacity and infrastructure, and the stress of absorbing many new professional staff, all contributed to reduced margins.

          The Company faces continuing risks in the area of project delivery and staffing. AMS has established a reputation in the marketplace of being a firm which delivers on time and in accordance with specifications regardless of the complexity of the application and the technology. The Company's customers often have a great deal at stake in being able to meet market and regulatory demands, and demand very ambitious delivery schedules. In order to meet its contractual commitments, AMS must continue to recruit, train, and assimilate successfully large numbers of entry-level and experienced employees annually, as well as to provide sufficient senior managerial experience on engagements, especially on large, complex projects. Moreover, this staff must be re-deployed on projects globally. Staffing projects in certain less industrialized countries can pose special risks and challenges. The Company must also manage and seek to reduce rates of attrition, which the Company expects will continue to be somewhat higher than its historical norms in view of increased competition for its talent, although not as high as in 1997 when affected by the cancellation of two major projects within one month.

          There is also the risk of successfully managing large projects and the risk of a material impact on results because of the unanticipated delay, suspension, renegotiation or cancellation of a large project. As was the case in the past two years, any such development in a project could result in a drop in revenues or profits, the need to relocate staff, a potential dispute with a client regarding money owed, and a diminution of AMS's reputation. These risks are magnified in the largest projects and markets simply because of their size. The Company's business is characterized by large contracts producing high percentages of the Company's revenues. For example, 35% of the Company's total revenues in 1997 were derived from business with fifteen clients. The cancellation of phase two of a large telecommunications project in the third quarter of 1997 after the Company's successful completion of phase one of the project, and the Company's subsequent reduction of net income for 1997 and redeployment of personnel as a result of such unexpected cancellation, together with a cancellation of a contract in the Financial Services Institutions market following management and institutional changes at the client, are recent examples of the risks inherent in the Company's business and the Company's efforts to manage such risks. Changing client requirements, such as scope changes, and delays in client acceptance of interim project deliverables, are other examples of risks of performing large complex projects. These risks are perhaps greater in certain geographic markets where such projects are less common, for example outside Europe and the United States. The Company could also face delays by clients, or client suspensions or cancellation of projects, because of client systems' failures to be Year 2000 compliant. Events such as unanticipated declines in revenues or profits could in turn result in immediate fluctuations in the trading price and volume of the Company's stock.

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

          Certain other risks, including, but not limited to, the Company's international scope of operations, are discussed elsewhere in this Form 10-Q. Increasingly, the Company conducts business in countries other than Western Europe and North America. Contracts being performed in such non-Western countries can have higher delivery risks for a variety of reasons. Because the Company operates in a rapidly changing and highly competitive market, additional risks not discussed in this Form 10-Q may emerge from time to time. The Company cannot predict such risks or assess the impact, if any, such risks may have on its business. Consequently, the Company's various forward-looking statements, made, or to be made, should not be relied upon as a prediction of actual results.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

          NOT APPLICABLE.


                            PART II OTHER INFORMATION


Item 1.   Legal Proceedings

          NONE.


Item 2.   Changes in Securities

          NONE.


Item 3.   Defaults Upon Senior Securities

          NONE.


Item 4.   Submission of Matters to a Vote of Security Holders

          NONE.


Item 5.   Other Information

          (a)    Resignation

                 As reported in the Company's press release dated September 18, 1998, Philip M. Giuntini, President and a member of the Board of Directors of the Company, resigned from the Company in September. The Board of Directors thereupon voted at its September meeting to reduce the size of the Board by one, eliminating the vacancy. The Board of Directors has not yet elected a successor to the office of President.

          (b) Date for Submission of Stockholder Proposals for 1999 Annual Meeting of Stockholders

                 Under the rules of the Securities and Exchange Commission (the "Commission"), the date by which proposals of shareholders of the Company intended to be presented at the 1999 annual meeting of shareholders must be received by the Company for inclusion in the proxy statement and form of proxy to be distributed by the Board of Directors is December 11, 1998. Shareholder proposals should be submitted to Frank A. Nicolai, Secretary, American Management Systems, Incorporated, 4050 Legato Road, Fairfax, Virginia 22033.

                 Under the Company's By-laws, a stockholder must follow certain procedures to nominate persons for election as directors or to propose other business to be considered at an annual meeting of shareholders. These procedures provide that shareholders desiring to make nominations for directors and/or to bring a proper subject before a meeting must do so by notice timely received by the Secretary of the Company. The Secretary of the Company generally must receive notice of any such proposal not less than sixty (60) days and no more than ninety (90) days prior to the anniversary of the preceding year's annual meeting of shareholders. In the case of proposals for the 1999 annual meeting of shareholders, the Secretary of the Company generally must receive notice of any such proposal no earlier than February 7, 1999, and no later than March 9, 1999 (other than proposals intended to be included in the proxy statement and form of proxy, which, as noted above, must be received by December 11, 1998). Generally, such shareholder notice must set forth (a) as to each nominee for director, all information relating to such nominee that is required to be disclosed in solicitations or proxies for election of directors under the proxy rules of the Commission; (b) as to any other business, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such shareholder; and (c) as to the shareholder, (i) the name and address of such shareholder; (ii) the number of shares of Common Stock which are owned beneficially and of record by such shareholder, (iii) a representation that the shareholder is a holder of record of Common Stock entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such nomination or other business, and (iv) a representation as to whether the shareholder intends, or is part of a group which intends, to solicit proxies from other shareholders in support of such nomination or other business. The chairman of the annual meeting shall have the power to declare that any proposal not meeting these and any other applicable requirements imposed by the Company's By-laws shall be disregarded. A copy of the Company's By-laws may be obtained without charge on written request to Frank A. Nicolai, Secretary, American Management Systems, Incorporated, 4050 Legato Road, Fairfax, Virginia 22033.

                 In addition, the form of proxy solicited by the Board of Directors in connection with the 1999 annual meeting of shareholders will confer discretionary authority to vote on any mater, unless the Secretary of the Company receives notice of any such matter no earlier than February 7, 1999, and no later than March 9, 1999, and such notice complies with the other requirements described in the preceding paragraph.


Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits

                 27.   Financial Data Schedule

          (b)    Reports on Form 8-K

                 Form 8-K filed on August 3, 1998, reporting a change in the Company's certifying accountant by reason of the merger of Price Waterhouse LLP and Coopers & Lybrand LLP.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMERICAN MANAGEMENT SYSTEMS, INCORPORATED







Date:       November 13, 1998         /s/  Paul A. Brands
       --------------------------     ------------------------------------------
                                      Paul A. Brands, Chairman and Chief
                                      Executive Officer



Date:       November 13, 1998         /s/ Nancy M. Yurek
       --------------------------     ------------------------------------------
                                      Nancy M. Yurek, Controller