Form 10-K
period 1998-12-31
AMERICAN MANAGEMENT SYSTEMS INC
filed 1999-03-26
CIK 310624

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

       X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     -----  EXCHANGE  ACT OF 1934

            For the Fiscal Year Ended December 31, 1998

                                        OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ----- SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period Type From:           To:
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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____


 The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 18, 1999 was $1,412,430,756.


 As of March 18, 1999, 42,535,290 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


      1. Pursuant to Form 10-K General Instruction G(2), registrant hereby incorporates by reference those portions of the American Management Systems, Incorporated 1998 Financial Report necessary to respond to items 5, 6, 7, 7A and 8 of this Form 10-K.

      2. Pursuant to Form 10-K General Instruction G(3), registrant hereby incorporates by reference those portions of the American Management Systems, Incorporated definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 1999 necessary to respond to items 10, 11, 12, and 13 of this Form 10-K.

                                                      CONTENTS


                                                                                                          Page
                                                                                                          ----

  Part I      Item 1.      Business.....................................................................     1

              Item 2.      Properties...................................................................     4

              Item 3.      Legal Proceedings............................................................     4

              Item 4.      Submission of Matters to a Vote of Security Holders..........................     4


  Part II     Item 5.      Market for the Registrant's Common Stock
                           and Related Stockholder Matters..............................................     5

              Item 6.      Selected Financial Data......................................................     5

              Item 7.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations..........................................     5

              Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...................     5

              Item 8.      Financial Statements and Supplementary Data..................................     5

              Item 9.      Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure.......................................     5


  Part III    Item 10.     Directors and Executive Officers of the Registrant...........................     7

              Item 11.     Executive Compensation.......................................................     7

              Item 12.     Security Ownership of Certain Beneficial Owners
                           and Management...............................................................     7

              Item 13.     Certain Relationships and Related Transactions...............................     7


  Part IV     Item 14.     Exhibits, Financial Statements and Schedules,
                           and Reports on Form 8-K......................................................     8

                                       PART I

  ITEM 1.   BUSINESS

            OVERVIEW

            The business of American Management Systems, Incorporated and its wholly-owned subsidiaries ("AMS" or the "Company") is to partner with clients to achieve breakthrough performance through the intelligent use of information technology. AMS provides a full range of consulting services from strategic business analysis to the full implementation of solutions that produce genuine results, on time and within budget. AMS measures success based on the results and business benefits achieved by its clients.

            AMS is a trusted business partner for many of the largest and most respected organizations in the markets in which it specializes. Each year, approximately 85-90% of the Company's business comes from clients it worked with in previous years.

            The Company, which operates as one segment, focuses on clients in specific sectors which are referred to as target markets. Organizations in AMS's target markets -- telecommunications firms; financial services institutions; state and local governments and education organizations; federal government agencies; and other corporate clients -- have a crucial need to exploit the potential benefits of information and systems integration technology. The Company helps clients fulfill this need by continuing to build a professional staff which is composed of experts in the necessary technical and functional disciplines; managers who can lead large, complex systems integration projects; and business and computer analysts who can devise creative solutions to complex problems.

            Another significant component of AMS's business is the development of proprietary software products, either with its own funds or on a jointly funded basis with other organizations. These products are principally licensed as elements of custom tailored systems, and, to a lesser extent, as stand-alone applications. The Company expended $77.4 million in 1998, $50.6 million in 1997, and $30.4 million in 1996 for research and development associated with proprietary software. The Company expensed in the accompanying consolidated financial statements $35.4 million in 1998, $30.7 million in 1997, and $26.0 million in 1996 for research and development associated with proprietary software. As a percentage of revenues, license and maintenance fee revenues were less than 10% during each of the last three years.

            During 1998, the Company formed a cross-target market practice that will focus on delivering high-value, customer-facing Web solutions - including eBill, eCare and eMarketing - tailored to clients in financial services, telecommunications, government and utilities. These solutions will help firms achieve greater cost savings, deliver improved customer service and leverage cross-sell and up-sell opportunities in their markets. The new "eCustomer" practice builds upon the Company's existing, significant eCommerce client base.

            In order to serve clients outside of the United States, AMS has expanded internationally by establishing eighteen subsidiaries or foreign branches. Exhibit 21 of this Form 10-K provides a complete listing of all active AMS subsidiaries (and branches), showing name, year organized or acquired, and place of incorporation. Revenues attributable to AMS's non-US clients were approximately $208.4 million in 1998, $248.6 million in 1997, and $278.3 million in 1996. Additional information on revenues and assets attributable to AMS's geographic areas of operation is provided in Note 12 of the consolidated financial statements appearing in Exhibit 13 of this Form 10-K.

            Founded in 1970, AMS services clients worldwide. AMS's approximately 8,100 full-time employees serve clients from corporate headquarters in Fairfax, Virginia and from 57 offices worldwide.

            TELECOMMUNICATIONS FIRMS

            AMS markets systems consulting and integration services for order processing, customer care, billing, accounts receivable, and collections, both for local exchange and interexchange carriers and for cellular/wireless telephone companies. Most of the Company's work involves developing and implementing customized capabilities using AMS's application software products as a foundation.

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

            FEDERAL GOVERNMENT AGENCIES

            The Company's clients include civilian and defense agencies and aerospace companies. Assignments require knowledge of agency programs and management practices as well as expertise in computer systems integration. Services provided by AMS include information technology, consulting, operations and maintenance support, large scale systems integration and certain Year 2000 remediation. AMS's work for defense agencies often involves specialized expertise in engineering and logistics.

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

            PEOPLE

            People are AMS's most important asset and its success depends on its ability to attract, retain and motivate well-qualified people. The Company's largest investment in recent years has been in recruiting, assimilating, and developing its people.

            AMS recruited and successfully assimilated approximately 2,100 new staff members in 1998, including 324 in Europe. About 40% of the new staff members came from the Company's college and university recruiting program.

            AMS recruits individuals for a career and hires a balanced mix of recent university graduates and experienced professionals who have demonstrated extraordinary technical, analytical, and/or management skills. A large number have advanced degrees in management, computer science, public policy, or engineering.

            Individuals are assigned to one of the Company's market-oriented groups to develop expertise in the areas needed for solving its clients' problems. Transfers within these groups occur regularly to meet the shifting needs of client's. Performance, in terms of productivity, quality of work, and creativity in solving problems, determines an individual's advancement. This motivates staff members to increase their knowledge of AMS's clients' businesses and industries, to stay current with the technology most suited to AMS's clients, and to develop the consulting and managerial skills needed to produce results.

            The Company launched a strategic initiative in 1998 to implement a more integrated, structured career and leadership development program. To drive this program the Company established "AMS University" as the focal point for expanded training and development activities. By linking learning resources directly to the skills required to perform key roles that drive the business, and by structuring a development program that includes required as well as elective courses, the Company believes it can accelerate the development of individual capabilities and the overall capacity of the Company to take full advantage of market opportunities.

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

            AMS is significantly expanding its systems integration capabilities by augmenting its delivery expertise and establishing key alliances and partnerships with "best-of-breed" software providers. Combining this expanded delivery capability with AMS's thought leadership consulting provides major market growth opportunities.

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

            For large systems integration projects, AMS typically contracts for one phase (design, development, or implementation) at a time. Many contracts may be canceled by the customer on short notice with appropriate compensation to the Company for actual work performed. Most contracts with federal government agencies allow for termination for the convenience of the government and for an annual audit. No contracts are subject to renegotiation at the client's option. AMS generally contracts either on the basis of reimbursement of costs plus a fixed fee, a fixed or ceiling price for each phase, unit rates for time and materials used, or services sold at unit prices. In most cases, AMS receives monthly or milestone progress payments.

            In 1998, the Company worked on projects directly for 109 U.S. Government clients, representing a total of $224.8 million, or 21% of revenues. No other customer accounted for 10% or more of revenues in 1998.


  ITEM 2.   PROPERTIES

            Headquartered in Fairfax, Virginia, the Company's principal operations occupy approximately 859,000 square feet of office space under leases expiring through 2011. The Company also has other long-term lease commitments totaling approximately 568,000 square feet with varying expirations through 2014 at other locations throughout the United States.

            Additionally, the Company's international staff occupies approximately 258,700 square feet of office space outside of the U.S. at locations under leases expiring through 2006.

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


  ITEM 3.   LEGAL PROCEEDINGS

            None.


  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

  ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

            Market information for the Company's common stock contained in the Company's 1998 Financial Report is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.


  ITEM 6.   SELECTED FINANCIAL DATA

            Selected financial data contained in the Company's 1998 Financial Report is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.


  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

            Management's discussion and analysis of financial condition and results of operations contained in the Company's 1998 Financial Report are incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.


  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

            The information set forth on pages 11-13 of the Company's 1998 Financial Report, under the captions "Foreign Currency Hedging" and "Notes Payable and Capitalized Lease Obligations," is incorporated herein by reference in accordance with General Instruction G(2) of form 10-K.


  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The consolidated financial statements of the Company, together with the reports thereon of Deloitte & Touche LLP and PricewaterhouseCoopers LLP, and the supplementary financial information, contained in the Company's 1998 Financial Report, are incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.


  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On July 31, 1998, at the Company's regularly scheduled meetings of its Board of Directors and the Audit Committee of the Board of Directors, the Company accepted the resignation of PricewaterhouseCoopers LLP because of conflicts of interest resulting from the July 1, 1998 merger of Price Waterhouse LLP and Coopers & Lybrand LLP. The Company and Coopers & Lybrand LLP have long-standing business relationships which both parties wish to continue. In view of the independence requirements of the Securities and Exchange Commission regarding the independence of certifying public accountants, the Company and PricewaterhouseCoopers LLP mutually determined that it would be inappropriate for PricewaterhouseCoopers LLP to continue as the Company's accountants. Price Waterhouse LLP was the Company's independent certifying accountants for 28 years. As a result of the above circumstances, the Audit Committee and Board of Directors thereupon appointed Deloitte & Touche LLP as the Company's independent certifying accountant for fiscal year 1998.

            During the two fiscal years ended December 31, 1997 and December 31, 1996, the reports of PricewaterhouseCoopers LLP on the annual financial statements have neither contained any adverse opinions or disclaimers of opinions, nor have they been qualified or modified. During such two year period, and through July 31, 1998 there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such years.

                                     PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information relating to the directors and executive officers of the Company contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 1999, is incorporated herein by reference. The Company's definitive Proxy Statement will be filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.


  ITEM 11.  EXECUTIVE COMPENSATION

            Information relating to executive compensation contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 1999, is incorporated herein by reference. The Company's definitive Proxy Statement will be filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.


  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

            Information relating to the security ownership of certain beneficial owners and management contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 1999, is incorporated herein by reference. The Company's definitive Proxy Statement will be filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.


  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information relating to certain relationships and related transactions contained under the headings "Principal Stockholders" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 1999, is incorporated herein by reference. The Company's definitive Proxy Statement will be filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.

                                     PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS
            ON FORM 8-K

            (a)   1.    FINANCIAL STATEMENTS

                  The consolidated financial statements of American Management Systems, Incorporated and subsidiaries filed are as follows:

                        Consolidated Statements of Operations for 1998 - 1996

                        Consolidated Balance Sheets as of December 31, 1998 and 1997

                        Consolidated Statements of Cash Flows for 1998 - 1996

                        Consolidated Statements of Changes in Stockholders' Equity for 1998 - 1996

                        Consolidated Statements of Comprehensive Income 1998 - 1996

                        Notes to Consolidated Financial Statements

                        Reports of Independent Accountants

                  2.    FINANCIAL STATEMENT SCHEDULE

                  The financial statement schedule of American Management Systems, Incorporated and subsidiaries filed is as follows:

                        Reports of Independent Accountants on financial statement schedules

                        Schedule II - Valuation and Qualifying Accounts for 1998-1996

                  All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or the notes thereto.

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

            3.    EXHIBITS

                  The exhibits to the Annual Report on Form 10-K of American Management Systems, Incorporated filed are as follows:

                  3.    Articles of Incorporation and By-laws

                        3.1 Second Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Form 8-A filed on August 4, 1998).

                        3.2 Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A filed on August 4, 1998).

                        3.3 By-Laws of the Company, as amended and restated February 27, 1998 (incorporated herein by reference to Exhibit 3.2 of the Company's 1997 Annual Report on Form 10-K).

                  4.    Instruments Defining the Rights of Security Holders

                        4.1 Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997).

                        4.2 Rights Agreement dated as of July 31, 1998, between the Company and ChaseMellon Shareholder Services L.L.C. as Rights Agent (incorporated herin by reference to the Company's Form 8-A filed on August 4, 1998, including form of Rights Certificate).

                 10.    Material Contracts

                        10.1 1996 Amended Stock Option Plan F (incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement filed on April 11, 1997).

                        10.2  Outside Directors Stock-for-Fees Plan
  (incorporated herein by reference to Exhibit C to the Company's definitive Proxy Statement filed on April 10, 1996).

                        10.3 1992 Amended and Restated Stock Option Plan E, as amended (incorporated herein by reference to Exhibit B to the Company's definitive Proxy Statement filed on April 17, 1995).

                        10.4 Executive Deferred Compensation Plan, as amended September 1, 1997 (incorporated herein by reference to Exhibit 10.4 of the Company's 1997 Annual Report on Form 10-K).

                        10.5 Outside Director Deferred Compensation Plan, effective January 1, 1997 (incorporated herein by reference to Exhibit 10.5 of the Company's 1997 Annual Report on Form 10-K).

                        10.6 Multi-Currency Revolving Credit Agreement dated as of January 9, 1998 among the Company, certain of the Company's subsidiaries, the Lenders named therein, and NationsBank N.A. as administrative agent and Wachovia Bank N.A., as documentation agent (incorporated herein by reference to Exhibit 10.6 of the Company's 1997 Annual Report on Form 10-K).

                        10.7 Agreement of Lease between Joshua Realty Corporation and the Company, dated August 10, 1992, as amended (incorporated herein by reference to Exhibit 10.7 of the Company's 1997 Annual Report on Form 10-K).

                        10.8 Office Lease Agreement between Hyatt Plaza Limited Partnership and the Company, dated August 12, 1993, as amended (incorporated herein by reference to Exhibit 10.8 of the Company's 1997 Annual Report on Form 10-K).

                        10.9 Lease Agreement between Fairfax Gilbane, L.P. and the Company, dated February 15, 1994, as amended (incorporated herein by reference to Exhibit 10.9 of the Company's 1997 Annual Report on Form 10-K).

                        10.10 Deed of Lease between Principal Mutual Life Insurance Company and the Company, dated December 1996 (incorporated herein by reference to Exhibit 10.10 of the Company's 1997 Annual Report on Form 10-K).

                        10.11  1996 Incentive Compensation Plan for
  Executive Officers.

                 13.    1998 Financial Report

                 21.    Subsidiaries of the Company

                 23.    Consents of Independent Accountants

                        23.1   Consent of Deloitte & Touche LLP

                        23.2   Consent of PricewaterhouseCoopers LLP

                 27.    Financial Data Schedules

                        27.1 Financial Data Schedule for the twelve months ended December 31, 1998.

                        27.2 Restated Financial Data Schedule for the twelve months ended December 31, 1997.

                        27.3 Restated Financial Data Schedule for the three months ended March 31, 1998.

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

                        27.6 Restated Financial Data Schedule for the three months ended March 31, 1997.


      (b)   REPORTS ON FORM 8-K

            None.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE





  To the Board of Directors and Stockholders of American Management Systems, Incorporated
  Fairfax, Virginia

        We have audited the consolidated financial statements of American Management Systems, Incorporated and subsidiaries (the "Company") as of December 31, 1998, and for the year then ended, and have issued our report thereon dated February 17, 1999 (incorporated by reference in this Annual Report on Form 10-K). Our audit also included the financial statement schedule for the year ended December 31, 1998 listed in Item 14(a) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




  DELOITTE & TOUCHE LLP

  Washington, D.C.
  February 17, 1999

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE





  To the Board of Directors of
  American Management Systems, Incorporated

        Our audits of the consolidated financial statements referred to in our report dated February 18, 1998 appearing on page 24 of the 1998 Financial Report of American Management Systems, Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule for the years ended December 31, 1997 and 1996 listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




  PRICEWATERHOUSECOOPERS LLP

  Washington, D.C.
  February 18, 1998

  Schedule II


                   American Management Systems, Incorporated

                       VALUATION AND QUALIFYING ACCOUNTS

  For the Year Ended December 31 (In millions)            1998          1997         1996
------------------------------------------------------------------------------------------------
 Allowance for Doubtful Accounts
 -------------------------------
     Balance at Beginning of Period                     $ 5.0       $  18.9       $  4.9
     Allowance Accruals                                  10.9          10.6         15.2
     Charges Against Allowance                           (6.1)        (24.5)        (1.2)
                                                        -----       -------       ------
     Balance at End of Period                           $ 9.8       $   5.0       $ 18.9
                                                        =====       =======       ======

 Deferred Tax Asset Valuation Allowance
 --------------------------------------
     Balance at Beginning of Period                     $ 0.5       $   0.4       $  2.8
     Allowance Accruals                                   0.6           0.1          0.4
     Charges Against Allowance                             -             -          (2.8)
                                                        -----       -------       ------
     Balance at End of Period                           $ 1.1       $   0.5       $  0.4
                                                        =====       =======       ======

 Provision for Contract Losses
 -----------------------------
     Balance at Beginning of Period                     $  -        $  18.5        $  -
     Allowance Accruals                                   7.3            -          18.5
     Charges Against Provision                             -          (18.5)          -
                                                        -----       -------       ------
     Balance at End of Period                           $ 7.3       $    -         $18.5
                                                        =====       =======       ======

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th of March, 1999.

                                    American Management Systems, Incorporated



                                    by     s/Paul A. Brands
                                           ------------------------------------
                                           Paul A. Brands
                                           Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Registrant in the capacities and on the date indicated.

                 Signature                             Title              Date
                 ---------                             -----              ----
  (i)   Principal Executive Officer:


           s/Paul A. Brands                  Chairman and             March 26, 1999
        -------------------------            Chief Executive
        Paul A. Brands                       Officer



  (ii)  Principal Financial Officer:


           s/Ronald L. Schillereff           Treasurer and            March 26, 1999
        -------------------------            Chief Financial
        Ronald L. Schillereff                Officer



  (iii) Principal Accounting Officer:


           s/Nancy Yurek                     Controller               March 26, 1999
        -------------------------
        Nancy Yurek

                 Signature                             Title              Date
                 ---------                             -----              ----

  (iv)  Directors:


           s/Daniel J. Altobello             Director                 March 26, 1999
        -------------------------
        Daniel J. Altobello


           s/Paul A. Brands                  Director                 March 26, 1999
        -------------------------
        Paul A. Brands


           s/James J. Forese                 Director                 March 26, 1999
        -------------------------
        James J. Forese


           s/Patrick W. Gross                Director                 March 26, 1999
        -------------------------
        Patrick W. Gross


           s/Dorothy Leonard                 Director                 March 26, 1999
        -------------------------
        Dorothy Leonard


           s/W. Walker Lewis                 Director                 March 26, 1999
        -------------------------
        W. Walker Lewis


           s/Frederic V. Malek               Director                 March 26, 1999
        -------------------------
        Frederic V. Malek


            s/Frank A. Nicolai               Director                 March 26, 1999
        -------------------------
        Frank A. Nicolai


             s/Alan G. Spoon                 Director                 March 26, 1999
        -------------------------
         Alan G. Spoon

                                 EXHIBIT INDEX

  Exhibit
  Number     Description
  ------     -----------

      3.1    Second Restated Certificate of Incorporation of the Company                  *
             (incorporated herein by reference to the Company's
             Form 8-A filed on August 4, 1998).

      3.2    Certificate of Designation of Series A Junior Participating Preferred        *
             Stock (incorporated herein by reference to Exhibit 2 to the Company's
             Registration Statement on Form 8-A filed on August 4, 1998).

      3.3    By-laws of the Company, as amended and restated February                     *
             27, 1998 (incorporated herein by reference to Exhibit 3.2 of the
             Company's 1997 Annual Report on Form 10-K).

      4.1    Specimen Common Stock Certificate (incorporated herein by                    *
             reference to Exhibit 4.1 of the Company's quarterly report on
             Form 10-Q for the Quarter ended March 31, 1997).

      4.2    Rights Agreement dated as of July 31, 1998, between the Company              *
             and ChaseMellon Shareholder Services L.L.C. as Rights Agent
             (incorporated herein by reference to the Company's Form 8-A filed on August 4, 1998, including form of Rights Certificate).

     10.1    1996 Amended Stock Option Plan F (incorporated herein by                     *
             reference to Exhibit A to the Company's definitive Proxy
             Statement filed on April 11, 1997).

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

     10.4    Executive Deferred Compensation Plan, as amended                             *
             September 1, 1997 (incorporated herein by reference to Exhibit
             10.4 of the Company's 1997 Annual Report on Form 10-K).

     10.5    Outside Director Deferred Compensation Plan, effective                       *
             January 1, 1997 (incorporated herein by reference to Exhibit
             10.5 of the Company's 1997 Annual Report on Form 10-K).

     10.6    Multi-Currency Revolving Credit Agreement dated as of                        *
             January 9, 1998 among the Company, certain of the Company's subsidiaries, the Lenders named therein, and NationsBank N.A.
             as administrative agent and Wachovia Bank N.A., as
             Documentation agent. (incorporated herein by reference to Exhibit
             10.6 of the Company's 1997 Annual Report on Form 10-K).

                                 EXHIBIT INDEX

  Exhibit
  Number     Description
  ------     -----------

    10.7     Agreement of Lease between Joshua Realty Corporation and the                 *
             Company, dated August 10, 1992, as amended (incorporated herein by reference to Exhibit 10.7 of the Company's 1997 Annual Report
             on Form 10-K).

    10.8     Office Lease Agreement between Hyatt Plaza Limited Partnership               *
             and the Company, dated August 12, 1993, as amended (incorporated herein by reference to Exhibit 10.8 of the Company's 1997 Annual
             Report on Form 10-K).

    10.9     Lease Agreement between Fairfax Gilbane, L.P. and the Company,               *
             dated February 15, 1994, as amended (incorporated herein by reference to Exhibit 10.9 of the Company's 1997 Annual Report on
             Form 10-K).

    10.10    Deed of Lease between Principal Mutual Life Insurance Company                *
             and the Company, dated December 1996 (incorporated herein by reference to Exhibit 10.10 of the Company's 1997 Annual Report
             on Form 10-K).

    10.11    1996 Incentive Compensation Plan for Executive Officers

    13.      1998 Financial Report

    21.      Subsidiaries of the Company

    23.      Consents of Independent Accountants

    23.1     Consent of Deloitte & Touche LLP

    23.2     Consent of PricewaterhouseCoopers LLP

    27.      Financial Data Schedules

    27.1     Financial Data Schedule for the twelve months ended December 31, 1998

    27.2     Restated Financial Data Schedule for the twelve months ended December 31, 1997

    27.3     Restated Financial Data Schedule for the three months ended March 31, 1998

    27.4     Restated Financial Data Schedule for the nine months ended September 30, 1997

    27.5     Restated Financial Data Schedule for the six months ended June 30, 1997

    27.6     Restated Financial Data Schedule for the three months ended March 31, 1997

------------
*Previously filed.