Form 10-Q
period 1999-03-31
AMERICAN MANAGEMENT SYSTEMS INC
filed 1999-05-17
CIK 310624

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


     X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   -----       SECURITIES EXCHANGE  ACT OF 1934

               For the Quarterly Period Ended March 31, 1999

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   -----       SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From: ___________ To:__________

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

As of May 7, 1999, 42,506,863 shares of common stock were outstanding.

                                    CONTENTS


                                                                                                       Page
                                                                                                       ----

Part I    Financial Information
          ---------------------

          Item 1.        Financial Statements......................................................     1

          Item 2.        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.................................................     8

          Item 3.        Quantitative and Qualitative Disclosures about Market Risk................    17

Part II   Other Information
          -----------------

          Item 1.        Legal Proceedings.........................................................    17

          Item 2.        Changes in Securities.....................................................    17

          Item 3.        Defaults Upon Senior Securities...........................................    17

          Item 4.        Submission of Matters to a Vote of Security Holders.......................    17

          Item 5.        Other Information.........................................................    18

          Item 6.        Exhibits and Reports on Form 8-K..........................................    18

                          PART I FINANCIAL INFORMATION


Item 1. Financial Statements

        The information furnished in the accompanying Consolidated Statements of Operations, Consolidated Revenues by Market, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and Consolidated Statements of Comprehensive Income reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations and financial condition for the interim periods. The accompanying financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1998, included in the American Management Systems, Incorporated (the "Company" or "AMS") Annual Report on Form 10-K (File No. 0-9233) filed with the Securities and Exchange Commission on March 26, 1999.

                    American Management Systems, Incorporated

                     CONSOLIDATED STATEMENTS OF OPERATIONS(1)

                                    Unaudited

                       (In millions except per share data)



                                                                                        For the Quarter
                                                                                        Ended March 31,
                                                                                       1999        1998
                                                                                       ----        ----

REVENUES ......................................................................      $ 290.9     $ 223.0
EXPENSES
         Client Project Expenses...............................................        152.7       123.3
         Other Operating Expenses..............................................         89.4        68.0
         Corporate Expenses....................................................         20.9        15.6
                                                                                     -------     -------
                                                                                       263.0       206.9

INCOME FROM OPERATIONS.........................................................         27.9        16.1

OTHER (INCOME) EXPENSE
         Interest (Income) Expense.............................................         (0.1)        0.5
         Other (Income) Expense................................................          0.9         0.4
         Loss on Investment in Other Companies.................................          0.3           -
                                                                                    --------     -------
                                                                                         1.1         0.9

INCOME BEFORE INCOME TAXES.....................................................         26.8        15.2
INCOME TAXES...................................................................         11.0         6.2
                                                                                    --------     -------
NET INCOME.....................................................................     $   15.8     $   9.0
                                                                                    ========     =======
WEIGHTED AVERAGE SHARES........................................................         42.3        41.9
                                                                                    ========     =======
BASIC NET INCOME  PER SHARE....................................................     $   0.37     $  0.21
                                                                                    ========     =======
WEIGHTED AVERAGE SHARES AND EQUIVALENTS........................................         43.2        42.7
                                                                                    ========     =======
DILUTED NET INCOME PER SHARE ..................................................     $   0.37     $  0.21
                                                                                    ========     =======


--------
(1) Certain amounts have been reclassified for comparative purposes.

                    American Management Systems, Incorporated

                        CONSOLIDATED REVENUES BY MARKET(1)

                                    Unaudited

                                  (In millions)



                                                                                    For the Quarter
                                                                                    Ended March 31,
                                                                                1999              1998
                                                                                ----              ----

Telecommunications Firms...............................................       $  74.3           $  58.3

Financial Services Institutions........................................          46.8              46.5

State and Local Governments and Education..............................          88.2              50.7

Federal Government Agencies............................................          65.0              54.5

Other Corporate Clients................................................          16.6              13.0
                                                                              -------           -------

Total Revenues.........................................................        $290.9            $223.0
                                                                               ======            ======

--------
(1) Certain amounts have been reclassified for comparative purposes.

                    American Management Systems, Incorporated

                           CONSOLIDATED BALANCE SHEETS

                       (In millions except per share data)


                                                                                        3/31/99
                        ASSETS                                                         (Unaudited)            12/31/98
                                                                                       -----------            --------

CURRENT ASSETS
         Cash and Cash Equivalents..............................................          $ 64.6               $119.3
         Accounts and Notes Receivable..........................................           263.1                260.3
         Prepaid Expenses and Other Current Assets..............................            12.7                  8.8
                                                                                          ------               ------
                                                                                           340.4                388.4

FIXED ASSETS
         Equipment   ...........................................................            57.9                 59.7
         Furniture and Fixtures.................................................            23.2                 23.6
         Leasehold Improvements.................................................            15.9                 17.3
                                                                                          ------               ------
                                                                                            97.0                100.6
         Accumulated Depreciation and Amortization..............................           (64.5)               (63.0)
                                                                                          ------               ------
                                                                                            32.5                 37.6

OTHER ASSETS
         Purchased and Developed Computer Software (Net of Accumulated
           Amortization of  $78,700,000 and $72,000,000)........................            93.0                 83.6
         Intangibles (Net of Accumulated Amortization of $4,800,000 and
           $4,700,000)..........................................................             6.9                  4.3
         Other Assets (Net of Accumulated Amortization of $940,000 and
           $920,000) ...........................................................            27.5                 23.7
                                                                                          ------               ------
                                                                                           127.4                111.6
                                                                                          ------               ------

TOTAL ASSETS         ...........................................................          $500.3               $537.6
                                                                                          ======               ======

                    American Management Systems, Incorporated

                           CONSOLIDATED BALANCE SHEETS

                       (In millions except per share data)

                                                                                       3/31/99
               LIABILITIES AND STOCKHOLDERS' EQUITY                                  (Unaudited)            12/31/98
                                                                                     -----------            --------

CURRENT LIABILITIES
         Notes Payable and Capitalized Lease Obligations........................        $  6.3               $  5.3
         Accounts Payable.......................................................          11.7                 21.3
         Accrued Incentive Compensation.........................................           3.8                 55.8
         Other Accrued Compensation and Related Items...........................          40.0                 39.8
         Deferred Revenues......................................................          33.8                 37.7
         Other Accrued Liabilities..............................................           9.4                  4.8
         Provision for Contract Losses..........................................           7.2                  7.3
         Income Taxes Payable...................................................           0.9                  9.1
                                                                                        ------               ------
                                                                                         113.1                181.1
         Deferred Income Taxes..................................................           9.2                  4.9
                                                                                        ------               ------
                                                                                         122.3                186.0

NONCURRENT LIABILITIES
         Notes Payable and Capitalized Lease Obligations........................          21.2                 22.7
         Other Accrued Liabilities..............................................          24.3                 15.9
         Deferred Income Taxes..................................................          21.2                 21.1
                                                                                        ------               ------
                                                                                          66.7                 59.7
                                                                                        ------               ------
TOTAL LIABILITIES    ............................................................        189.0                245.7

STOCKHOLDERS' EQUITY
         Preferred Stock ($0.10 Par Value; 4,000,000 Shares Authorized,
            None Issued or Outstanding)
         Common Stock ($0.01 Par Value; 100,000,000 Shares Authorized,
            51,057,214 and 51,057,214 Issued and 42,519,562 and 42,026,510
           Outstanding).........................................................           0.5                  0.5
         Capital in Excess of Par Value.........................................          90.4                 96.7
         Retained Earnings......................................................         256.1                240.3
         Currency Translation Adjustment........................................          (9.9)                (6.3)
         Common Stock in Treasury, at Cost (8,537,652 and
            9,030,704 Shares)...................................................         (25.8)               (39.3)
                                                                                        ------               ------
                                                                                         311.3                291.9
                                                                                        ------               ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................        $500.3               $537.6
                                                                                        ======               ======

                    American Management Systems, Incorporated

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited

                                  (In millions)

                                                                                                For the Quarter
                                                                                                Ended March 31,
                                                                                            1999              1998
                                                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income  .....................................................................  $  15.8           $   9.0
      Adjustments to Reconcile Net Income to Net Cash Used
         in Operating Activities:
            Depreciation ..............................................................      3.6               4.5
            Amortization...............................................................     11.4               3.9
            Loss on Investments in Other Companies.....................................      0.3                 -
            Deferred Income Taxes......................................................      4.4               2.6
            Provision for Doubtful Accounts............................................      2.1               2.0
            Provision for Contract Losses..............................................     (0.1)                -
      Changes in Assets and Liabilities:
            Increase in Trade Receivables..............................................     (4.9)             (8.5)
            Increase in Prepaid Expenses and Other Current Assets......................     (3.9)             (4.0)
            Increase in Other Assets...................................................     (8.3)             (3.4)
            Decrease in Accrued Incentive Compensation.................................    (46.9)            (22.6)
            Increase (Decrease) in Accounts Payable, Other Accrued
               Compensation, and Liabilities...........................................      3.7              (3.3)
            Decrease in Deferred Revenue...............................................     (4.0)             (4.5)
            Decrease in Income Taxes Payable...........................................     (8.2)             (2.2)
                                                                                         -------           -------
      Net Cash Used in Operating Activities............................................    (35.0)            (26.5)
                                                                                         -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of Fixed Assets.........................................................     (1.1)             (1.9)
      Purchase of Computer Software and Investment in Software Products ...............    (16.4)             (9.2)
      Other Investments and Intangibles................................................     (2.7)              1.0
      Proceeds from Sale of Fixed Assets and Purchased Computer Software...............      2.6               0.1
                                                                                         -------           -------
      Net Cash Used in Investing Activities............................................    (17.6)            (10.0)
                                                                                         -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings  .....................................................................        -              27.7
      Payments on Borrowings...........................................................     (0.5)             (2.0)
      Proceeds from Common Stock Options Exercised.....................................      4.2               6.4
      Payments to Acquire Treasury Stock...............................................     (2.2)             (0.5)
                                                                                         -------           -------
      Net Cash Provided by Financing Activities........................................      1.5              31.6
                                                                                         -------           -------
DECREASE IN CURRENCY TRANSLATION ADJUSTMENT............................................     (3.6)             (0.3)
                                                                                         -------           -------
NET DECREASE IN CASH AND CASH EQUIVALENTS..............................................    (54.7)             (5.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................................    119.3              49.6
                                                                                         -------           -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................................  $  64.6           $  44.4
                                                                                         =======           =======
NON-CASH OPERATING AND FINANCING ACTIVITIES:
      Treasury Stock Utilized to Satisfy Accrued Incentive
         Compensation Liability........................................................  $   5.1             $  -
      Treasury Stock Utilized to Satisfy Stock Options Exercised.......................  $   6.5             $  -

                    American Management Systems, Incorporated

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                    Unaudited

                                  (In millions)



                                                                               For the Quarter
                                                                               Ended March 31,
                                                                           1999              1998
                                                                           ----              ----
NET INCOME.............................................................   $15.8              $9.0

OTHER COMPREHENSIVE INCOME (LOSS):
      Currency Translation Adjustment..................................    (3.6)             (0.3)
                                                                          -----              ----
COMPREHENSIVE INCOME...................................................   $12.2              $8.7
                                                                          =====              ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain forward-looking statements. In addition, the Company or its representatives from time to time may make, or may have made, certain forward-looking statements, orally or in writing, including, without limitation, any such statements made in this MD&A, press releases, or any such statements made, or to be made, in the MD&A contained in other filings with the Securities and Exchange Commission. The Company wishes to ensure that such forward-looking statements are accompanied by meaningful cautionary statements so as to ensure, to the fullest extent possible, the protections of the safe harbor established by section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. Accordingly, such forward-looking statements made by, or on behalf of, the Company are qualified in their entirety by reference to, and are accompanied by, the discussion herein of important factors that could cause the Company's actual results to differ materially from those projected in such forward-looking statements.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated the percentage of total revenues of major items in the Consolidated Statements of Operations and the percentage change in such items from period to period (see "Financial Statements"). The effect of inflation and price changes on the Company's revenues, income from operations, and expenses is generally comparable to the general rate of inflation in the U.S. economy.

                                                          Percentage of         Period-to-Period
                                                          Total Revenues             Change
                                                          --------------        ----------------
                                                          Quarter Ended          Quarter Ended
                                                            March 31,            March 31, 1999
                                                                                       vs
                                                      1999            1998       March 31, 1998
                                                      ----            ----      ----------------

Revenues......................................       100.0%           100.0%         30.4%

Expenses
      Client Project Expenses.................        52.5             55.3          23.8
      Other Operating Expenses................        30.7             30.5          31.5
      Corporate Expenses......................         7.2              7.0          34.0
                                                   -------          -------
      Total...................................        90.4             92.8          27.1

Income from Operations........................         9.6              7.2          73.3
Other (Income) Expense........................         0.4              0.4          22.2
                                                   -------          -------
Income Before Income Taxes....................         9.2              6.8          76.3
Income Taxes..................................         3.8              2.8          77.4
                                                   -------          -------
Net Income....................................         5.4              4.0          75.6
Weighted Average Shares.......................                                        1.0
Basic Net Income per Share....................                                       76.2
Weighted Average Shares and Equivalents.......                                        1.2
Diluted Net Income per Share..................                                       76.2

        REVENUES

        Revenues increased 30% during the first quarter of 1999, compared to the same 1998 period, with first quarter growth occurring in all of the Company's target markets. Looking ahead to the rest of 1999, the Company expects revenue growth Company-wide to continue at approximately the same rates that were experienced in 1998.

        As part of its growth strategy the Company has formed a cross-target market practice that will focus on delivering high-value, customer-facing Web solutions - including eBill, eCare and eMarketing - tailored to clients in financial services, telecommunications, government and utilities. These solutions will help firms achieve greater cost savings, deliver improved customer service and leverage cross-sell and up-sell opportunities in their markets. The new "eCustomer" practice builds upon the Company's existing, significant eCommerce client base.

        Business with non-US clients increased 9% (to $53.6 million) during the first quarter of 1999, compared to the same 1998 period and business with non-US clients now represents 18% of the Company's revenues. The Company increased its non-US client base and expanded the number of services offered to these clients. For the year 1999, the Company expects non-US business and European business in particular, to show some growth over 1998, mainly in the Telecommunications Firms and the Financial Services Institutions target markets.

        In the Telecommunications Firms market, a market that is characterized by large projects with relatively few clients, revenues increased 27% in the first quarter of 1999 compared to the first quarter of 1998. This revenue increase reflects the Company's continued success in implementing its revised strategy in the telecommunications marketplace, acquiring new clients, expanding service offerings, and initiating several systems integration engagements. Non-US revenues in this market increased 11% for the quarter, compared to the same 1998 period. For the year 1999, the Company anticipates revenue growth in this market to increase at rates slightly above the Company's overall revenue growth. The Company's development of its next generation of customer care and billing software, known as "Tapestry", is continuing to progress through a contract with a European client. Because that client is sharing part of the cost of development, collections from that contract will not contribute to revenue growth in this market in 1999; rather, they, will reduce capitalized software costs. There is significant market interest in Tapestry.

        Notwithstanding actual and projected revenue growth, there continue to be risks in this market. Competition for experienced staff is especially intense in the telecommunications field, and staffing remains one of the Company's critical challenges for the Telecommunications Firms market. Additionally, the Company works in countries located in regions other than Western Europe and North America and the delivery risks in these other countries may be higher. Revenues in the Telecommunications Firms market in these countries were less than 4% of the Company's total revenues for the first quarter of 1999. The Company has a contract with Bezeq, the Israeli telephone company ("Bezeq"), for a large telecommunications project. Certain matters regarding the contract with Bezeq, including issues of scope and process, are in dispute and the Company and Bezeq have been discussing how to address them. Accordingly, the Bezeq contract is receiving significant management attention. In addition, the Company continues to maintain the $7 million provision, established in 1998, for a potential future loss on this contract.

        In the Financial Services Institutions target market, 1999 revenues in the first quarter were flat when compared to the same 1998 period, due to large projects winding down in the fourth quarter of 1998 and new projects not ramping up until late in the first quarter of 1999. Business with non-US clients accounted for approximately 37% of the first quarter revenues in this market ($17.3 million). For 1999, the Company expects demand in the market to remain strong, but faces staffing constraints in this market as well. The Company anticipates revenue growth in this market to increase at rates approximating the Company's overall revenue growth rate.

        In the State and Local Governments and Education target market, revenues increased 74% in the first quarter of 1999, compared to the first quarter of 1998. The revenue increase was driven by the rapid build-up of several large contracts with state taxation departments looking to make substantial improvements in their ability to collect delinquent taxes and several new engagements for financial and revenue systems. The Company enjoys strong demand in this market. On certain of the contracts with state taxation departments, the Company's fees are paid out of the benefits (increased collections) that the client achieves. On benefit-funded contracts (contracts whereby the amounts due the Company are payable based on actual benefits derived by the client), the Company defers recognition of revenues until that point at which management can predict, with reasonable certainty, that the benefit stream will generate amounts sufficient to fund the contract. From that point forward, revenues are recognized on a percentage of completion basis. Beginning in the second quarter of 1998, the Company started work on several large multi-year benefit-funded contracts. Material revenues from certain of those contracts are not likely to be recognized until later periods. Revenues for 1999 in the State and Local Governments and Education market are expected to increase over 1998 at a rate approximating the Company's overall revenue growth rate and thus at significantly lower rates than experienced in the first three months of 1999 compared with the same period in 1998.

        Revenues in the Federal Government Agencies target market increased 19% in the first quarter of 1999, compared to the same 1998 period. This increase was attributable predominantly to the award in mid-1997 of a significant multi-year contract with the Department of Defense for its Standard Procurement System ("SPS"), which accounted for 30% of the first quarter revenue growth. In addition, there was increased business with existing clients and new business with both defense and civilian agencies. For the year 1999, the Company expects revenues in this target market to increase over 1998 at a rate slightly lower than the overall growth rate of the Company. These revenue increases will continue to be driven primarily by the SPS contract and by contracts with clients using the Company's federal financial systems.

        Revenues in the Other Corporate Clients market increased 28% during the first quarter, compared to the same 1998 period. The 1999 increase is mainly attributable to increased business with new clients in the electric and gas utilities market and the health care market. For all of 1999, the Company expects revenue growth in this market to increase at rates comparable to the Company's overall revenue growth rate.

        EXPENSES

        Client project expenses and other operating expenses together increased 27% during the first quarter of 1999 compared with the first quarter of 1998, which was slightly lower than the growth rate in revenues in this period over the comparable period in 1998. These expenses include a one-time charge of $2.5 million due to the write down in net realizable value of one of the Company's software products in the Financial Services Institutions target market. For all of 1999, the Company anticipates that these expenses will continue to grow at rates lower than the revenue growth. The Company expects to make significant expenditures related to research and development of the "Tapestry" software. A majority of these expenditures will be capitalized.

        Corporate Expenses increased 34% during the first quarter of 1999, compared to the first quarter of 1998. Corporate expenses increased faster than the revenue growth during 1998, due to the dedication of resources applied to the Year 2000 remediation of internal systems, increases in accruals for corporate level performance-based incentive compensation, and profit-based compensation accruals under the Company's restricted stock program. For the year 1999, the Company expects corporate expenses to grow in line with the Company's revenue growth.

        INCOME FROM OPERATIONS

        Income from operations increased 73% for the first quarter of 1999, compared to the first quarter of 1998. The Company's profit margins have continued to improve due to an ongoing emphasis on well-structured engagements and tightly managed delivery risk. In addition, the Company is continuing to focus on controlling expenses. For 1999 as a whole, the Company will continue to emphasize managed growth and expects improved profit margins when compared with 1998 results.

        OTHER (INCOME) EXPENSE

        Interest (income) expense decreased during the first quarter of 1999 compared with the same period in 1998, because of lower amounts of short-term borrowings, as a result of significantly improved cash flow from operations. In addition, the increased cash from operations was invested in short term instruments, which resulted in higher interest income. Other (income) expense increased in the first quarter of 1999, compared to the same period in 1998, primarily because of a write-off of certain leasehold improvements and fixed assets.

        In late 1998, the Company set up a joint venture with Bank of Montreal to provide online loan application and decisioning services to small and mid-size financial institutions via a new firm, Competix L.L.C. The Company incurred a loss of $0.3 million in the first quarter of 1999 related to this joint venture, due to the start up costs of this new company.

FOREIGN CURRENCY EXCHANGE

        Approximately 18% of the Company's 1999 first quarter revenues were derived from non-US business. The Company's practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. However, the Company seeks to negotiate provisions in contracts with non-US clients that allow pricing adjustments related to currency fluctuations. In late 1997, the Company began to employ limited hedging of intercompany balance sheet transactions through derivative instruments (foreign currency swap contracts). As of March 31, 1999, the Company had no outstanding derivative contracts. In addition, the Company has established a notional cash pool with a European bank. This arrangement allows the Company to better utilize its cash resources among all of the Company's subsidiaries, without incurring foreign currency conversion risks, thereby mitigating foreign currency exposure for these transactions. The Company also actively manages the excess cash balances in the cash pool, which will increase interest income on short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

        The Company provides for its operating cash requirements primarily through funds generated from operations. Through an available bank facility, the Company can also provide for cash and currency management with respect to the short-term impact of certain cyclical uses, such as annual payments of incentive compensation as well as financing from time to time accounts receivable. At March 31, 1999, the Company's cash and cash equivalents totaled $64.6 million, significantly down from $119.3 million at the end of 1998. Cash used in operating activities for the first quarter of 1999 was $35.0 million due to payments for incentive compensation and other employee benefits.

        During the first quarter of 1999, the Company invested over $17.6 million in fixed assets, software purchases, and computer software. Revolving line-of-credit borrowings were zero at March 31, 1999. During the first quarter, the Company made approximately $0.5 million in installment payments of principal on outstanding debt owed to banks; the Company also received proceeds of approximately $4.2 million during the period from the exercise of stock options and the tax benefits related thereto. The Company repurchased 55,655 shares of common stock, during the first quarter of 1999, at a cost of $2.2 million.

        At March 31, 1999, the Company's debt-equity ratio, as measured by total liabilities divided by stockholders' equity was 0.61, down from 0.84 at December 31, 1998.

        The Company's material unused source of liquidity at the end of the first quarter of 1999 consisted of approximately $120.0 million under the multi-currency revolving credit agreement with NationsBank (now Bank of America) and Wachovia Bank as agents. The Company believes that its liquidity needs can be met from the various sources described above.

        The Company has entered into bank guarantees due upon request for performance under its contract with Bezeg. At March 31, 1999, the Company had $19.8 million outstanding under such bank guarantees. See "Results of Operations - Revenues," above for additional information about the Bezeg contract.

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

        Accordingly, the Company is focusing at the most senior levels on Year 2000 issues. The Audit Committee of the Board of Directors, in conjunction with the Company's Executive Vice President and Chief Administrative Officer, the Company's Internal Auditor and others, is monitoring the Company's analysis and status with respect to Year 2000 issues. Year 2000 program managers have been designated throughout the Company to oversee Year 2000 efforts and provide periodic reports, on at least a quarterly basis, to the senior management and the Internal Auditor of the Company. Incentive compensation programs currently include achievement of Year 2000 compliance objectives. Funds expended and to be expended on Year 2000 compliance have been allocated out of the Company's normal operating budget. The Company has not delayed any significant projects as a result of its investment of resources on Year 2000 issues.

        Early in 1997, the Company completed reviews of its major internal application systems for Year 2000 compliance. The Company began a program of testing and remediation for its application systems in 1997. The company-wide application subsystems have now been remediated and have successfully passed unit testing. A system integration test of the combined functioning of company-wide application subsystems began, on schedule, on March 3, 1999. This integration testing is expected to be completed, on schedule, by mid-1999, for significant transactions required through early in the year 2000. The integration testing is expected to be completed for other significant year 2000 and 2001 transactions during the third quarter of 1999. In addition to the scheduled early completion date of testing, the Company has also developed certain other contingency plans relating to these internal systems. The Company has also developed and implemented a limited incentive program to encourage certain experienced internal systems programmers to remain with the Company through the summer of the Year 2000.

        With respect to its company-wide hardware infrastructure, the Company has obtained Year 2000 certifications from many of the outside vendors with whom the Company contracts for the provision of utilities, goods and certain internal functionality. The Company is continuing to work to obtain outstanding certifications from the remaining outside vendors at this time. In addition to relying on certifications from outside vendors where available, the Company is also engaged in a program of testing certain subcomponents of and interfaces with the systems provided by the outside vendors.

        In addition, the Company is coordinating centrally its worldwide efforts to achieve Year 2000 compliance of its internal hardware and application systems that are not company-wide by mid-1999.

        Total costs of achieving Year 2000 compliance in the Company's internal systems, which costs will be expensed as they are incurred are estimated to be approximately $3.5 million for 1999, and $0.5 million for 2000. For the past three years, approximately $3.8 million has been expended by the Company on Year 2000 compliance in respect of its internal systems.

        With respect to its clients, the Company does not presently anticipate material costs or risks allocable specifically to Year 2000 compliance issues, but is continuing to assess the scope and status of such risks. Client engagements for specific Year 2000 remediation work have not been a strategic marketing focus. However, in many of the Company's existing engagements, Year 2000 replacement work is implicit, as the Company's clients are replacing systems for various business reasons. In addition, the Company has accepted limited engagements in which it assists clients with the performance of their own Year 2000 projects. The Company has drafted these contracts to limit or exclude liability for Year 2000 related claims and does not anticipate any special risks or costs attributable to Year 2000 compliance issues in performing such projects.

        With respect to contractual obligations to active clients (clients for which the Company is still obligated to furnish products or services, such as maintenance), the Company similarly does not anticipate in the aggregate material costs or risks associated with Year 2000 compliance. Its contracts with active clients primarily are either for recent or new software that is Year 2000 compliant or for which a Year 2000 compliant upgrade is available, or do not explicitly obligate the Company to furnish an updated release that is Year 2000 compliant. Early in 1997, the Company began a program to test its active software products (including upgrades, where applicable) and assess their status relative to Year 2000 compliance. Based on the results of this testing, the Company has been releasing new versions of many of its software products that have been designed and tested for performance of the functionality described in their applicable specifications up to and through the Year 2000. It also has been communicating with its software product clients regarding Year 2000 compliance of its products, and notifying the clients of the status of their software and of the availability of updated Year 2000 compliant releases for certain older software known to the Company to be still in use by that client. The Company has already communicated such information to nearly all of its product clients and is undertaking to contact the remaining clients. The Company also has been reviewing various custom software contracts to identify and resolve any potential Year 2000 problems with its custom software clients. The Company expects to continue the ongoing processes of monitoring the status of Year 2000 compliance of the Company-developed software in use by various clients.

        The Company has generally avoided, and continues to avoid, accepting contractual liability for failures of third-party software. Accordingly, the Company does not anticipate any material Year 2000 risk in connection with such third-party products. Nevertheless, in order to avoid any disruptions in connection with third-party products, the Company is seeking Year 2000 certification from third-party vendors to the extent the Company uses, or recommends the use of, third party products in its own customer products.

        In the Company's judgment, the most reasonably likely worst case scenarios in connection with the Year 2000 are possible delays in current business and reductions in the availability of new business, especially during the second half of 1999; and the costs of resolving potential Year 2000 lawsuits by the Company's clients. The potential reductions in business may arise as some current and prospective clients encounter Year 2000 failures of their non-AMS information technology systems and/or institute "code freezes" under which no new information technology development projects will be authorized until after the Year 2000 changeover. Based on the Company's existing commitments through the Year 2000, the Company does not expect to be affected materially by any such information technology failures or "code freezes." Additionally, although the ultimate outcome of any possible Year 2000 litigation is uncertain, the Company does not believe that the ultimate aggregate amount of liability, if any, from any such client litigation would have a material effect on the Company.

        Total costs of assessing the Year 2000 compliance of client systems and of communicating with clients about the Year 2000, which costs will be expensed as they are incurred are estimated to be approximately $1.5 million for 1999, and $0.8 million for 2000. For the past three years, $5.2 million has been expended by the Company on Year 2000 compliance in respect of client systems in order to expedite development of Year 2000 compliant upgrades for noncompliant systems, to notify clients of the Year 2000 compliance of their AMS products and to staff Year 2000 compliance efforts.

        The majority of the embedded systems on which the Company relies in its day to day operations are owned and managed by the lessors of the buildings in which the Company's offices are located, or by agents of such lessors. The Company has sent letters to its lessors and, as applicable, their agents requesting certifications of the Year 2000 compliance of the embedded systems. The Company has received responses from a substantial majority of its lessors indicating that the systems in the buildings either already are, or are expected to be before the end of 1999, Year 2000 compliant. The Company will prioritize systems and develop necessary test plans based on the further responses it continues to receive, or not to receive, to its letters.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will be required to adopt this new accounting standard by January 1, 2000. The Company does not anticipate early adoption of this new standard. Due to the recent release and complexity of this new standard, the Company has not completed an assessment of the impact it will have on its financial position or results of operations. The Company currently has no material derivative transactions, which would be impacted by this new standard.

                 ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING

                                 STATEMENTS AND

                     FACTORS THAT MAY AFFECT FUTURE RESULTS


        In the next couple of years, the Company expects its managed growth in revenues to be approximately comparable to that realized for 1998. The continuing controlled growth in revenues should enable the Company to improve its profit margins. These margins, improved in 1998 and the first quarter of 1999, were reduced during several previous years. Cancellations of two major projects and related attrition rates which were higher than historical rates for the Company, heavy investment in building up staff capacity and infrastructure, and the stress of absorbing many new professional staff, all contributed to those reduced margins.

        The Company faces continuing risks in the area of project delivery and staffing. AMS has established a reputation in the marketplace of being a firm which delivers on time and in accordance with specifications regardless of the complexity of the application and the technology. The Company's customers often have a great deal at stake in being able to meet market and regulatory demands, and demand very ambitious delivery requirements. In order to meet its contractual commitments, AMS must continue to recruit, train, and assimilate successfully large numbers of entry-level and experienced employees annually, as well as to provide sufficient senior managerial experience on engagements, especially on large, complex projects. Moreover, this staff must be re-deployed on projects globally. Staffing projects in certain less industrialized countries can pose special risks and challenges. The Company must also manage and seek to reduce rates of attrition, which the Company expects will continue to be somewhat higher than its pre-1997 historical norms in view of increased competition for its talent.

        There is also the risk of successfully managing large projects and the risk of a material impact on results because of the unanticipated delay, suspension, renegotiation or cancellation of a large project. As was the case in 1996-1997 when cancellations of two major projects occurred, any such development in a project could result in a decline in revenues or profits, the need to relocate staff, a potential lawsuit or other dispute with a client regarding money owed, or damages incurred as a result of alleged non-performance by AMS and a diminution of AMS's reputation. These risks are magnified in the largest projects and markets simply because of their size. The Company's business is characterized by large contracts producing high percentages of the Company's revenues. For example, 35% of the Company's total revenues in 1998 were derived from business with 17 clients.

        Changing client requirements, such as scope changes and process issues, and delays in client acceptance of interim project deliverables, are other examples of risks of performing, especially in large complex projects. These risks presently are perhaps the most significant for the Company, particularly in light of two significant projects underway, one involving substantial research and development expenditures (Tapestry), and the other the Bezeq project as described above. These risks are greater in certain geographic markets where such projects are less common, for example outside Europe and the United States.

        The Company could also face delays by clients, or client suspensions or cancellation of projects, because of client systems' failures to be Year 2000 compliant. Many companies are expected to impose freezes on changes in code programming after a specified date in 1999 in order to ensure their systems' Year 2000 compliance by the end of the year 1999. Any such actions, if taken by clients of the Company, could result in diversion of work, both pending and new opportunities, and decreases in revenues and profit margins. Although these risks exist potentially across the Company's engagements, they may be magnified in certain target markets, such as the Financial Services Institutions market, given the need for Year 2000 compliance certainty in those markets. See "YEAR 2000 ISSUES" section in MD&A for additional information on Year 2000 compliance issues.

        There is also the risk of revenues not being realized when expected, such as in certain contracts in the State and Local Governments and Education market. On certain large contracts, the Company's fees are paid out of the benefits (for example, increased revenues from tax collections) that the client achieves. The Company typically defers recognition of such revenues until management can predict, with reasonable certainty, that the benefit stream will generate amounts sufficient to fund the contract. From that point forward revenues are recognized on a percentage of completion basis.

        The Company also faces the risk of increased competition in the markets in which it participates. In addition to any risk that the Company's competitors may create, some of the Company's current or prospective clients may decide to perform projects with their in-house staff that the Company might otherwise have undertaken. Increased competition from industry rivals, as well as decisions by clients to outsource fewer projects, could have a negative impact on pricing, revenues and margins.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The information required by this item is hereby incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 26, 1999. There have been no material changes in the Company's market risk from that disclosed in the Company's 1998 Form 10-K.


                            PART II OTHER INFORMATION


Item 1. Legal Proceedings

        On April 22, 1999, the State of Mississippi sued AMS in a lawsuit styled State of Mississippi v. American Management Systems, Inc., No. 251-99.382-CIV (Circuit Court of Hinds County, Mississippi, filed April 22, 1999). The lawsuit arises in conjunction with the cancellation by the State of a contract with AMS for the development of a revenue management system to be used by the Mississippi State Tax Commission. The complaint filed by the State alleges claims for breach of contract, bad faith breach of contract, and unjust enrichment, and seeks various forms of injunctive relief as well as compensatory damages of approximately $234 million and punitive damages of approximately $750 million. The Company finds the amounts involved in the complaint inexplicable given that the contract is valued at $11.2 million, of which approximately $6.0 million has been paid by the State of Mississippi to the Company.

        The lawsuit was filed against AMS soon before the State was to go live with the Withholding Tax System phase of the project. AMS intends to contest the lawsuit vigorously, although no responsive pleadings were due to be filed by AMS as of the date of this 10-Q.

Item 2. Changes in Securities

        NONE.

Item 3. Defaults Upon Senior Securities

        NONE.

Item 4. Submission of Matters to a Vote of Security Holders

        NONE.

Item 5. Other Information

        Effective May 9, 1999, Dr. Jerrold M. Grochow resigned from his position as the Company's Chief Technology Officer to become the Chief Technology Officer of an Internet startup in the financial services industry. Reginald C. Foster, AMS's Chief eCommerce Officer, will oversee AMS's Corporate Technology Group and will serve as acting Chief Technology Officer on an interim basis. Paul A. Brands, Chairman of the Board and Chief Executive Officer of the Company, will conduct an internal and external search for a new Chief Technology Officer and will work to ensure that AMS's leadership position in understanding and effectively applying information technology remains strong.

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits

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


                      AMERICAN MANAGEMENT SYSTEMS, INCORPORATED







Date:   5/17/99       /s/  Paul A. Brands
     -------------    ---------------------------------------------------------
                      Paul A. Brands, Chairman and Chief Executive Officer



Date:   5/17/99       /s/ Ronald L. Schillereff
     -------------    ---------------------------------------------------------
                      Ronald L. Schillereff, Chief Financial Officer, Treasurer,
                        and Executive Vice President

                                  EXHIBIT INDEX

Exhibit
Number        Description
------        -----------

   3.1        Second Restated Certificate of Incorporation of the Company            *
              (incorporated herein by reference to the Company's Form 8-A filed on August 4, 1998).

   3.2        Certificate of Designation of Series A Junior Participating            *
              Preferred Stock (incorporated herein by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A filed on August
              4, 1998).

   3.3        By-laws of the Company, as amended and restated February 27, 1998      *
              (incorporated herein by reference to Exhibit 3.2 of the Company's
              1997 Annual Report on Form 10-K).

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

   10.1       1996 Amended Stock Option Plan F (incorporated herein by reference     *
              to Exhibit A to the Company's definitive Proxy Statement filed on
              April 11, 1997).

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

   10.4       Executive Deferred Compensation Plan, as amended September 1, 1997     *
              (incorporated herein by reference to Exhibit 10.4 of the Company's
              1997 Annual Report on Form 10-K).

   10.5       Outside Director Deferred Compensation Plan, effective January 1,      *
              1997 (incorporated herein by reference to Exhibit 10.5 of the
              Company's 1997 Annual Report on Form 10-K).

                                  EXHIBIT INDEX

Exhibit
Number        Description
------        -----------

  10.6        Multi-Currency Revolving Credit Agreement dated as of January 9,       *
              1998 among the Company, certain of the Company's subsidiaries, the
              Lenders named therein, and NationsBank N.A. as administrative agent and Wachovia Bank N.A., as Documentation agent
              (incorporated herein by reference to Exhibit 10.6 of the Company's
              1997 Annual Report on Form 10-K).

  10.7        Agreement of Lease between Joshua Realty Corporation and the           *
              Company, dated August 10, 1992, as amended (incorporated herein by reference to Exhibit 10.7 of the Company's 1997 Annual Report on
              Form 10-K).

  10.8        Office Lease Agreement between Hyatt Plaza Limited Partnership and     *
              the Company, dated August 12, 1993, as amended (incorporated herein by reference to Exhibit 10.8 of the Company's 1997 Annual
              Report on Form 10-K).

  10.9        Lease Agreement between Fairfax Gilbane, L.P. and the Company,         *
              dated February 15, 1994, as amended (incorporated herein by reference to Exhibit 10.9 of the Company's 1997 Annual Report on
              Form 10-K).

  10.10       Deed of Lease between Principal Mutual Life Insurance Company and      *
              the Company, dated December 1996 (incorporated herein by reference to Exhibit 10.10 of the Company's 1997 Annual Report on Form
              10-K).

  10.11       1996 Incentive Compensation Plan for Executive Officers                *

  13.         1998 Financial Report                                                  *

  27.         Financial Data Schedule






-----------------------
*Previously filed.