Form 10-Q
period 1999-06-30
AMERICAN MANAGEMENT SYSTEMS INC
filed 1999-08-13
CIK 310624

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

       For the Quarterly Period Ended June 30, 1999

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

       For the Transition Period From:                    To:
                                      -------------------    -------------------
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

As of August 6, 1999 42,027,899 shares of common stock were outstanding.

                                    CONTENTS


                                                                                  Page
                                                                                  ----

Part I    Financial Information
          ---------------------

          Item 1.  Financial Statements.........................................   1

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations....................................   8

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk...  18

Part II   Other Information
          -----------------

          Item 1.  Legal Proceedings............................................  18

          Item 2.  Changes in Securities........................................  18

          Item 3.  Defaults Upon Senior Securities..............................  18

          Item 4.  Submission of Matters to a Vote of Security Holders..........  18

          Item 5.  Other Information............................................  19

          Item 6.  Exhibits and Reports on Form 8-K.............................  19

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

                    American Management Systems, Incorporated

                      CONSOLIDATED STATEMENTS OF OPERATIONS(1)

                                    Unaudited

                       (In millions except per share data)


                                                          For the Quarter                 For the Six Months
                                                           Ended June 30,                   Ended June 30,
                                                        1999           1998             1999           1998
                                                      --------       --------         --------       --------

REVENUES ..........................................   $  305.3       $  250.7         $  596.2       $  473.7

EXPENSES
         Client Project Expenses...................      166.1          141.1            318.8          264.4
         Other Operating Expenses..................       87.9           71.4            177.3          139.4
         Corporate Expenses........................       22.1           17.3             43.0           32.9
         Provision for Specific Contract...........       20.0            -               20.0            -
                                                      --------       --------         --------       --------
                                                         296.1          229.8            559.1          436.7

INCOME FROM OPERATIONS.............................        9.2           20.9             37.1           37.0

OTHER (INCOME) EXPENSE
         Interest (Income) Expense.................        0.2            0.6              0.1            1.1
         Other (Income) Expense....................        0.1            -                1.0            0.4
         Loss on Investments in Other Companies....        1.1            -                1.4            -
                                                      --------       --------         --------       --------
                                                           1.4            0.6              2.5            1.5

INCOME BEFORE INCOME TAXES.........................        7.8           20.3             34.6           35.5

INCOME TAXES.......................................        3.2            8.3             14.2           14.5
                                                      --------       --------         --------       --------
NET INCOME.........................................   $    4.6       $   12.0         $   20.4       $   21.0
                                                      ========       ========         ========       ========
WEIGHTED AVERAGE SHARES............................       42.5           42.3             42.3           42.1
                                                      ========       ========         ========       ========
BASIC NET INCOME PER SHARE.........................   $   0.11       $   0.29         $   0.48       $   0.50
                                                      ========       ========         ========       ========
WEIGHTED AVERAGE SHARES AND EQUIVALENTS............       43.2           43.1             43.2           42.9
                                                      ========       ========         ========       ========
DILUTED NET INCOME PER SHARE.......................   $   0.10       $   0.28         $   0.47       $   0.49
                                                      ========       ========         ========       ========


---------------------
(1)    Certain amounts have been reclassified for comparative purposes.

                    American Management Systems, Incorporated

                        CONSOLIDATED REVENUES BY MARKET(1)

                                    Unaudited

                                  (In millions)


                                                     For the Quarter                For the Six Months
                                                      Ended June 30,                   Ended June 30,
                                                   1999           1998             1999           1998
                                                 --------       --------         --------       --------

Telecommunications Firms.......................  $   84.0       $   63.5         $  158.3       $  121.8

Financial Services Institutions................      47.4           53.6             94.2          100.1

State and Local Governments and Education......      83.4           63.1            171.6          113.8

Federal Government Agencies....................      74.7           58.3            139.7          112.8

Other Corporate Clients........................      15.8           12.2             32.4           25.2
                                                 --------       --------         --------       --------

Total Revenues.................................  $  305.3       $  250.7         $  596.2       $  473.7
                                                 ========       ========         ========       ========


---------------------
(1)    Certain amounts have been reclassified for comparative purposes.

                    American Management Systems, Incorporated

                           CONSOLIDATED BALANCE SHEETS

                       (In millions except per share data)

                                                                               6/30/99
                        ASSETS                                                (Unaudited)      12/31/98
                                                                              -----------     ----------

CURRENT ASSETS
         Cash and Cash Equivalents..........................................     $115.0          $119.3
         Accounts and Notes Receivable......................................      256.6           260.3
         Prepaid Expenses and Other Current Assets..........................       10.5             8.8
                                                                                 ------          ------
                                                                                  382.1           388.4

FIXED ASSETS
         Equipment   .......................................................       54.7            59.7
         Furniture and Fixtures.............................................       23.7            23.6
         Leasehold Improvements.............................................       16.4            17.3
                                                                                 ------          ------
                                                                                   94.8           100.6
         Accumulated Depreciation and Amortization..........................      (64.0)          (63.0)
                                                                                 ------          ------
                                                                                   30.8            37.6

OTHER ASSETS
         Purchased and Developed Computer Software (Net of Accumulated
           Amortization of  $82,800,000 and $72,000,000)....................       99.9            83.6
         Intangibles (Net of Accumulated Amortization of $5,000,000 and
           $4,700,000)......................................................        6.6             4.3
         Other Assets (Net of Accumulated Amortization of $990,000 and
           $920,000) .......................................................       28.7            23.7
                                                                                 ------          ------
                                                                                  135.2           111.6
                                                                                 ------          ------

TOTAL ASSETS         .......................................................     $548.1          $537.6
                                                                                 ======          ======

                    American Management Systems, Incorporated

                           CONSOLIDATED BALANCE SHEETS

                       (In millions except per share data)

                                                                                      6/30/99
               LIABILITIES AND STOCKHOLDERS' EQUITY                                 (Unaudited)       12/31/98
                                                                                    -----------      ----------
CURRENT LIABILITIES
         Notes Payable and Capitalized Lease Obligations.......................      $    6.3        $    5.3
         Accounts Payable......................................................          14.0            21.3
         Accrued Incentive Compensation........................................          20.0            55.8
         Other Accrued Compensation and Related Items..........................          44.3            39.8
         Deferred Revenues.....................................................          42.2            37.7
         Other Accrued Liabilities.............................................           8.7             4.8
         Provision for Contract Losses.........................................          27.2             7.3
         Income Taxes Payable..................................................           0.8             9.1
                                                                                       ------          ------
                                                                                        163.5           181.1
         Deferred Income Taxes.................................................           6.4             4.9
                                                                                       ------          ------
                                                                                        169.9           186.0

NONCURRENT LIABILITIES
         Notes Payable and Capitalized Lease Obligations.......................          19.6            22.7
         Other Accrued Liabilities.............................................          25.6            15.9
         Deferred Income Taxes.................................................          21.2            21.1
                                                                                       ------          ------
                                                                                         66.4            59.7
                                                                                       ------          ------
TOTAL LIABILITIES    ..........................................................         236.3           245.7

STOCKHOLDERS' EQUITY
         Preferred Stock ($0.10 Par Value; 4,000,000 Shares Authorized,
           None Issued or Outstanding)
         Common Stock ($0.01 Par Value; 200,000,000 Shares Authorized,
           51,057,214 and 51,057,214 Issued and 42,477,724 and 42,026,510
           Outstanding)........................................................           0.5             0.5
         Capital in Excess of Par Value........................................          89.2            96.7
         Retained Earnings.....................................................         260.7           240.3
         Currency Translation Adjustment.......................................         (11.3)           (6.3)
         Common Stock in Treasury, at Cost (8,579,490 and 9,030,704 Shares)....         (27.1)          (39.3)
                                                                                       ------          ------
                                                                                        311.8           291.9
                                                                                       ------          ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................        $548.1          $537.6
                                                                                       ======          ======

                    American Management Systems, Incorporated

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited

                                  (In millions)

                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                                  1999              1998
                                                                                --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income  ...........................................................   $  20.4           $  21.0
      Adjustments to Reconcile Net Income to Net Cash Provided
         by Operating Activities:
            Depreciation ....................................................       6.9               8.8
            Amortization.....................................................      11.6               8.2
            Loss on Investments in Other Companies...........................       1.4                -
            Deferred Income Taxes............................................       1.6               5.7
            Provision for Doubtful Accounts..................................       3.8               6.8
            Provision for Contract Losses....................................      20.0                -
Changes in Assets and Liabilities:
            (Increase) Decrease in Trade Receivables.........................      (0.1)             11.3
            Increase in Prepaid Expenses and Other Current Assets............      (1.7)             (0.4)
            Increase in Other Assets.........................................      (6.4)             (7.2)
            Decrease in Accrued Incentive Compensation.......................     (30.6)            (10.7)
            Increase in Accounts Payable, Other Accrued
               Compensation, and Liabilities.................................      10.7               9.1
            Increase (Decrease) in Deferred Revenue..........................       4.4             (10.0)
            Decrease in Income Taxes Payable.................................      (8.3)             (2.4)
                                                                                -------            ------
      Net Cash Provided by Operating Activities..............................      33.7              40.2
                                                                                -------            ------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of Fixed Assets...............................................      (3.5)             (4.1)
      Purchase of Computer Software and Investment in Software Products .....     (27.7)            (15.7)
      Other Investments and Intangibles......................................      (2.7)              1.0
      Proceeds from Sale of Fixed Assets and Purchased Computer Software.....       3.6               0.4
                                                                                 ------            ------
      Net Cash Used in Investing Activities..................................     (30.3)            (18.4)
                                                                                 ------            ------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings  ..........................................................        -                 -
      Payments on Borrowings.................................................      (2.1)             (5.2)
      Proceeds from Common Stock Options Exercised...........................       5.3               8.0
      Payments to Acquire Treasury Stock.....................................      (5.9)             (0.4)
                                                                                 ------            ------
      Net Cash (Used in) Provided by Financing Activities....................      (2.7)              2.4
                                                                                 ------            ------
DECREASE IN CURRENCY TRANSLATION ADJUSTMENT..................................      (5.0)             (0.3)
                                                                                 ------            ------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.........................      (4.3)             23.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............................     119.3              49.6
                                                                                 ------            ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................    $115.0            $ 73.5
                                                                                 ======            ======
NON-CASH OPERATING AND FINANCING ACTIVITIES:
      Treasury Stock Utilized to Satisfy Accrued Incentive
         Compensation Liability..............................................   $   5.2            $  -
      Treasury Stock Utilized to Satisfy Stock Options Exercised.............   $   7.6            $  -

                    American Management Systems, Incorporated

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                    Unaudited

                                  (In millions)

                                                     For the Quarter                  For the Six Months
                                                      Ended June 30,                    Ended June 30,
                                                  1999              1998            1999              1998
                                                --------          --------        --------          --------

NET INCOME ...............................        $  4.6            $ 12.0          $ 20.4            $ 21.0

OTHER COMPREHENSIVE INCOME (LOSS):

      Currency Translation Adjustment.....          (1.4)              -              (5.0)             (0.3)
                                                  ------            ------          ------            ------
COMPREHENSIVE INCOME......................        $  3.2            $ 12.0          $ 15.4            $ 20.7
                                                  ======            ======          ======            ======

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

                                                    Percentage of
                                                    Total Revenues               Period-to-Period Change
                                                    --------------               -----------------------
                                                    Quarter Ended            Quarter Ended    Six Months Ended
                                                       June 30,                June 30, 1999   June 30, 1999
                                                                                    vs.              vs.
                                                1999             1998          June 30, 1998   June 30, 1998
                                              --------         -------         -------------   -------------

Revenues..................................     100.0%           100.0%             21.8%           25.9%

Expenses
      Client Project Expenses.............      54.4             56.3              17.7            20.6
      Other Operating Expenses............      28.8             28.5              23.1            27.2
      Corporate Expenses..................       7.2              6.9              27.7            30.7
      Provision for Specific Contract.....       6.6              0.0
                                               -----            -----
      Total...............................      97.0             91.7              28.9            28.0
Income from Operations....................       3.0              8.3             (56.0)            0.3
Other (Income) Expense....................       0.5              0.2             133.3            66.7
                                               -----            -----
Income Before Income Taxes................       2.5              8.1             (61.6)           (2.5)
Income Taxes..............................       1.0              3.3             (61.4)           (2.1)
                                               -----            -----
Net Income................................       1.5              4.8             (61.7)           (2.9)
Weighted Average Shares...................                                          0.5             0.5
Basic Net Income per Share................                                        (62.1)           (4.0)
Weighted Average Shares and Equivalents...                                          0.2             0.7
Diluted Net Income per Share..............                                        (64.3)           (4.1)

        REVENUES

        Revenues increased 22% during the second quarter and 26% during the first six months of 1999, compared to the same 1998 periods. For the second quarter and first six months of 1999, growth occurred in all target markets except the Financial Services Institutions market. Looking ahead to the rest of 1999, the Company expects revenue growth company-wide to continue at approximately the same rates that were experienced in 1998.

        Business with non-US clients increased 7% (to $56.2 million) during the second quarter and 8% (to $109.9 million) for the first six months of 1999, compared to the same 1998 periods. Business with non-US clients now represents 18% of the Company's revenues. The Company increased its non-US client base and expanded the number of services offered to these clients. For the year 1999, the Company expects non-US business and European business in particular, to exceed 1998 levels, mainly in the Telecommunications Firms and the State and Local Governments and Education target markets.

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

        In the Telecommunications Firms market, a market characterized by large projects with relatively few clients, revenues increased 32% in the second quarter and 30% for the first six months, compared to the same 1998 periods. This revenue increase reflects the Company's continued success in acquiring new clients, expanding service offerings, and initiating several systems integration engagements within the Telecommunications Firms market. Non-US revenues in this market increased 18% (to $36.0 million) for the quarter and 14% (to $69.0 million) for the first six months, compared to the same 1998 periods. For the year 1999, the Company anticipates revenue growth in this market to increase at the same rate of increase experienced in the first half of 1999. The Company's development of its next generation of customer care and billing software, known as "Tapestry", is continuing to progress through a contract with a European client. Because that client is sharing part of the cost of development, collections from that contract will not contribute to revenue growth in this market in 1999; rather, they will reduce capitalized software costs. Key software deliveries have been made in the first half of 1999 and the Company is targeting another delivery of the software late in the second half of 1999. There is significant market interest in Tapestry.

        Notwithstanding actual and projected revenue growth, there continue to be risks in this market. Competition for experienced staff is especially intense in the telecommunications field, and staffing remains one of the Company's critical challenges for the Telecommunications Firms market. Additionally, the Company works in countries located in regions other than Western Europe and North America and the delivery risks in these other countries may be higher. Revenues in the Telecommunications Firms market in these countries were less than 4% of the Company's total revenues for the first half of 1999.

        In the Financial Services Institutions target market, 1999 revenues decreased 12% and 6% in the second quarter and first half, respectively, when compared to the same 1998 periods. This decrease is due to large projects winding down in the fourth quarter of 1998 and certain new projects not ramping up until late in the second quarter of 1999. Business with non-US clients, primarily European, accounted for approximately 36% of both the second quarter revenues ($16.9 million) and of the six months revenues ($34.2 million) in this market. For 1999, the Company anticipates revenue growth in this market to increase at rates below the Company's overall revenue growth rate, with increasing revenues in the second half of 1999. The Company believes that there are Year 2000 compliance-related business impacts in this market but has not been able to estimate their magnitude.

        In the State and Local Governments and Education target market, revenues increased 32% in the second quarter and 51% in the first half of 1999, compared to the same 1998 periods. The revenue increase was driven by the rapid build-up of several large contracts with state taxation departments looking to make substantial improvements in their ability to collect delinquent taxes and several new engagements for financial and revenue systems. Several of these financial management systems are to be delivered early in the second half of 1999. The Company enjoys strong demand in this market. On certain of the contracts with state taxation departments, the Company's fees are paid out of the benefits (increased collections) that the client achieves. On benefit-funded contracts (contracts whereby the amounts due the Company are payable based on actual benefits derived by the client), the Company defers recognition of revenues until that point at which management can predict, with reasonable certainty, that the benefit stream will generate amounts sufficient to fund the contract. From that point forward, revenues are recognized on a percentage of completion basis. Beginning in the second quarter of 1998, the Company started work on several large multi-year benefit-funded contracts, all of which are currently being recognized on a percentage of completion basis. Revenues for 1999 in the State and Local Governments and Education market are expected to increase over 1998 at a rate approximating the Company's overall revenue growth rate and thus at significantly lower rates than experienced in the first half of 1999 compared with the same period in 1998.

        Revenues in the Federal Government Agencies target market increased 28% during the second quarter and 24% during the first six months of 1999, compared to the same 1998 periods. This increase was attributable predominantly to the award in mid-1997 of a significant multi-year contract with the Department of Defense for its Standard Procurement System ("SPS"), which accounted for 30% of both the 1999 second quarter and first half revenue growth. In addition, there was increased business with existing clients and new business with both defense and civilian agencies. For the year 1999, the Company expects revenues in this target market to increase over 1998 at a rate approximating the Company's overall revenue growth rate. These revenue increases will continue to be driven primarily by the SPS contract and by contracts with clients using the Company's federal financial systems.

        Revenues in the Other Corporate Clients market increased 30% during the second quarter and 29% during the first half of 1999, compared to the same 1998 period. The 1999 increase is mainly attributable to increased business with new clients in the electric and gas utilities market and the health care market. For all of 1999, the Company expects revenue growth in this market to increase at the same rate of growth experienced in the first half of 1999.

        EXPENSES

        Client project expenses and other operating expenses together increased 20% during the second quarter and 23% during first half of 1999, compared to the same 1998 periods. Both of these increases were slightly lower than the growth rate in revenues in the comparable periods. For all of 1999, the Company anticipates that these expenses will continue to grow at rates lower than the revenue growth rate. The Company expects to make significant expenditures related to research and development of the "Tapestry" software. A majority of these expenditures will be capitalized. Once the Tapestry software is completed and delivered, currently targeted for late in the second half of 1999, amortization will begin. No client project expense or other operating expense was required to be recorded as a result of the cancellation by the State of Mississippi of a contract for the development by the Company of a revenue management system to be used by the Mississippi State Tax Commission. During the second quarter of 1999, the Company recorded a charge against its allowance for doubtful accounts, in the amount of $2.4 million, to write-off all accounts receivable associated with this contract. See "Other Information - Legal Proceedings" in Part II below for information about the status of the lawsuit pending in connection with this contract.

        Corporate Expenses increased 28% during the second quarter and 31% for the first six months of 1999, compared to the same 1998 periods. Corporate expenses increased faster than the revenue growth during the first half of 1999, due to the dedication of resources applied to the Year 2000 remediation of internal systems, increases in accruals for corporate level performance-based incentive compensation, and profit-based compensation accruals under the Company's restricted stock program. For the year 1999, the Company expects corporate expenses to grow slightly above the Company's revenue growth rate.

        During the second quarter of 1999, the Company recorded a $20 million provision to cover ongoing disputes on a contract between an AMS subsidiary and Bezeq, the Israeli telephone company ("Bezeq"). This contract was signed in 1997 and has been problematic since that time. Until very recently, management believed that the differences could be resolved and that work could be performed within the reserves established in 1998. Current events now make this most unlikely. At the end of the first half of 1999, the cumulative reserves ($27 million) represent management's judgement of the total expected impact of this dispute on the Company's consolidated financial statements.

        INCOME FROM OPERATIONS

        Income from operations decreased 56% for the second quarter and was flat for the first half of 1999, compared to the same 1998 periods. This decrease is due to the above-mentioned provision taken on the Bezeq contract. Absent this provision, income from operations would have increased 40% during the second quarter and 54% during the first half of 1999 compared to the same 1998 periods. The Company's profit margins have continued to improve due to an ongoing emphasis on well-structured and priced engagements and tightly managed delivery risk. In addition, the Company is continuing to focus on controlling expenses. For 1999 as a whole, the Company will continue to emphasize managed growth and expects improved profit margins when compared with 1998 results.

        OTHER (INCOME) EXPENSE

        Interest (income) expense decreased 67% during the second quarter and 91% during the first half of 1999 compared with the same periods in 1998, because of lower amounts of short-term borrowings, as a result of significantly improved cash flow from operations. In addition, the increased cash from operations was invested in short-term instruments, which resulted in higher interest income. Other (income) expense increased in the first half of 1999, compared to the same period in 1998, primarily because of a write-off of certain leasehold improvements and fixed assets.

        In late 1998, the Company established a joint venture with Bank of Montreal to provide online processing services for loan applications to small and mid-size financial institutions via a new firm, Competix, L.L.C. The Company incurred a loss of $1.1 million during the second quarter and $1.4 million during the first half of 1999 related to this joint venture, due to the continued start up costs of this new company.

FOREIGN CURRENCY EXCHANGE

        Approximately 18% of the Company's 1999 first half revenues were derived from non-US business. The Company's practice is to negotiate contracts in the same currency, in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. However, the Company seeks to negotiate provisions in contracts with non-US clients that allow pricing adjustments related to currency fluctuations. In a further effort to mitigate foreign currency exchange risk, the Company has established a notional cash pool with a European bank. This arrangement allows the Company to better utilize its cash resources among all of the Company's subsidiaries, without incurring foreign currency conversion risks, thereby mitigating foreign currency exposure for these transactions. The Company also actively manages the excess cash balances in the cash pool, which will increase interest income on short-term investments. During the past two years, the Company also has employed limited hedging of intercompany balance sheet transactions through derivative instruments (foreign currency swap contracts); however, as of June 30, 1999, the Company had no outstanding derivative contracts.

LIQUIDITY AND CAPITAL RESOURCES

        The Company provides for its operating cash requirements primarily through funds generated from operations. Through an available bank facility, the Company can also provide for cash and currency management with respect to the short-term impact of certain cyclical uses, such as annual payments of incentive compensation as well as financing from time to time accounts receivable. At June 30, 1999, the Company's cash and cash equivalents totaled $115 million, slightly down from $119.3 million at the end of 1998. Cash provided by operating activities for the first half of 1999 was $33.7 million which reflects the above-mentioned contract provision.

        During the first half of 1999, the Company invested over $30.3 million in fixed assets, software purchases, and computer software. Revolving line-of-credit borrowings were zero at June 30, 1999. During the first half, the Company made approximately $2.1 million in installment payments of principal on outstanding debt owed to banks; the Company also received proceeds of approximately $5.3 million during the period from the exercise of stock options and the tax benefits related thereto. The Company repurchased approximately 176,000 shares of common stock, during the first half of 1999, at a cost of $5.9 million.

        At June 30, 1999, the Company's debt-equity ratio, as measured by total liabilities divided by stockholders' equity was 0.76, down from 0.84 at December 31, 1998.

        The Company's material unused source of liquidity at the end of the first half of 1999 consisted of $120.0 million under the multi-currency revolving credit agreement with Bank of America and Wachovia Bank as agents. The Company believes that its liquidity needs can be met from the various sources described above.

        As required by the original terms of its contract with the client, the Company has entered into bank guarantees due upon request for performance under its contract with Bezeq. At June 30, 1999, the Company had $19.8 million outstanding under such bank guarantees. See "Results of Operations - Expenses," above for additional information about the Bezeq contract. On August 8, 1999, the Company sought and received a temporary injunction from the Jerusalem District Court prohibiting Bezeq from realizing on the guarantees. In the event the Jerusalem District Court does not grant a permanent injunction after a hearing on the Company's petition, and Bezeq were to call on these guarantees, there should not be any material adverse effect on the Company's liquidity.

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

        Early in 1997, the Company completed reviews of its major internal application systems for Year 2000 compliance. The Company began a program of testing and remediation for its application systems in 1997. The company-wide application subsystems have now been remediated and have successfully passed unit testing. A system integration test of the combined functioning of company-wide application subsystems began, on schedule, on March 3, 1999. The integration testing for significant transactions required through early 2000 was completed on schedule in the first half of 1999. The integration testing for other significant year 2000 and 2001 transactions is expected to be completed during the third quarter of 1999. In addition to the scheduled early completion date of testing, the Company has also developed certain other contingency plans relating to these internal systems. The Company has also developed and implemented a limited incentive program to encourage certain experienced internal systems programmers to remain with the Company through the summer of the Year 2000.

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

        In addition, the Company is coordinating centrally its worldwide efforts to achieve Year 2000 compliance of its internal hardware and application systems that are not company-wide by third quarter 1999.

        Total costs of achieving Year 2000 compliance in the Company's internal systems, which costs will be expensed as they are incurred are estimated to be approximately $3.5 million for 1999, and $0.5 million for 2000. For the past three years, approximately $4.4 million has been expended by the Company on Year 2000 compliance in respect of its internal systems.

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

        In the Company's judgment, the most reasonably likely worst case scenarios in connection with the Year 2000 are possible delays in current business and reductions in the availability of new business during the second half of 1999; and the costs of resolving potential Year 2000 lawsuits by the Company's clients. The potential reductions in business may arise as some current and prospective clients encounter Year 2000 failures of their non-AMS information technology systems and/or institute "code freezes" under which no new information technology development projects will be authorized until after the Year 2000 changeover. Based on the Company's existing commitments through the Year 2000, the Company does not expect to be affected materially by any such information technology failures or "code freezes." Additionally, although the ultimate outcome of any possible Year 2000 litigation is uncertain, the Company does not believe that the ultimate aggregate amount of liability, if any, from any such client litigation would have a material effect on the Company.

        Total costs of assessing the Year 2000 compliance of client systems and of communicating with clients about the Year 2000, which costs will be expensed as they are incurred, are estimated to be approximately $1.5 million for 1999, and $0.8 million for 2000. For the past three years, $5.6 million has been expended by the Company on Year 2000 compliance in respect of client systems in order to expedite development of Year 2000 compliant upgrades for noncompliant systems, to notify clients of the Year 2000 compliance of their AMS products and to staff Year 2000 compliance efforts.

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

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The FASB has delayed its effective date for one year to fiscal years beginning after June 15, 2000. The Company will be required to adopt this new accounting standard by January 1, 2001. The Company does not anticipate early adoption of this new standard. Due to the complexity of this new standard, the Company has not completed an assessment of the impact it will have on its financial position or results of operations. The Company currently has no material derivative transactions, which would be impacted by this new standard.

                 ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING

                                 STATEMENTS AND

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

        In the next couple of years, the Company expects its managed growth in revenues to be approximately comparable to that realized for 1998. The continuing controlled growth in revenues should enable the Company to improve its profit margins. Cancellations of two major projects and related attrition rates which were higher than historical rates for the Company, heavy investment in building up staff capacity and infrastructure, and the stress of absorbing many new professional staff, contributed to those reduced margins in 1996 and 1997.

        The Company faces continuing risks in the area of project delivery and staffing. AMS has established a reputation in the marketplace of being a firm which delivers on time and in accordance with specifications regardless of the complexity of the application and the technology. The Company's customers often have a great deal at stake in being able to meet market and regulatory demands, and demand very ambitious delivery requirements. In order to meet its contractual commitments, AMS must continue to recruit, train, and assimilate successfully large numbers of entry-level and experienced employees annually, as well as to provide sufficient senior managerial experience on engagements, especially on large, complex projects. Moreover, this staff must be re-deployed on projects globally. Staffing projects in certain less industrialized countries can pose special risks and challenges. The Company must also manage rates of attrition, in view of increased competition for its talent.

        There is also the risk of successfully managing large projects and the risk of a material impact on results because of the unanticipated delay, suspension, renegotiation or cancellation of a large project. As was the case in 1996-1997 when cancellations of two major projects occurred, and the second quarter of 1999 when disputes with Bezeq proved difficult to resolve, any such development in a project could result in a decline in revenues or profits, the need to relocate staff, a potential lawsuit or other dispute with a client regarding money owed, or damages incurred as a result of alleged non-performance by AMS and a diminution of AMS's reputation. These risks are magnified in the largest projects and markets simply because of their size. The Company's business is characterized by large contracts producing high percentages of the Company's revenues. For example, 35% of the Company's total revenues in 1998 were derived from business with 17 clients.

        Changing client requirements, such as scope changes and process issues, and delays in client acceptance of interim project deliverables, are other examples of risks of performing, especially in large complex projects. These risks presently are perhaps the most significant for the Company, in the context of two significant projects, one involving substantial research and development expenditures (Tapestry); and the other, the Bezeq project described above. These risks are greater in certain geographic markets where such projects are less common, for example outside Europe and the United States.

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



                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

        As previously described in the Company's Form 10-Q filed May 17, 1999, the State of Mississippi has sued AMS alleging claims for breach of contract, bad faith breach of contract, and unjust enrichment, and seeks various forms of injunctive relief as well as compensatory damages of approximately $234 million and punitive damages of approximately $750 million. The lawsuit arose in conjunction with the cancellation by the State of a contract with AMS for the development of a revenue management system to be used by the Mississippi State Tax Commission and was filed against AMS soon before the State was to go live in April 1999. AMS filed an answer and counterclaim on May 24, 1999. Discovery is underway and is expected to be completed by the second quarter of 2000. AMS intends to continue to contest the lawsuit vigorously.

Item 2. Changes in Securities

        NONE.


Item 3. Defaults Upon Senior Securities

        NONE.


Item 4. Submission of Matters to a Vote of Security Holders

        (a) The regular annual meeting of stockholders of the Company was held in Fairfax, Virginia on May 21, 1999 for the purposes of electing the board of directors.

        (b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, and there was no solicitation in opposition to management's solicitations. All of management's nominees for director were elected.

        (c) Three proposals were submitted to a vote of stockholders as follows:

                1. The stockholders approved the election of the following persons as directors of the Company:


                Name                        For             Withheld
                ----                        ---             --------

                Daniel J. Altobello         35,655,027        81,198
                Paul A. Brands              35,629,366       106,859
                James J. Forese             35,655,140        81,085
                Patrick W. Gross            35,656,510        79,715
                Dorothy Leonard             35,655,493        80,605
                W. Walker Lewis             35,655,284        80,941
                Frederic V. Malek           35,643,856        92,369
                Frank A. Nicolai            35,537,001       199,224
                Alan G. Spoon               35,653,575        82,650

                2. The stockholders approved with 28,288,006 affirmative votes, 7,408,957 negative votes, 39,262 abstinentions, and zero broker non-votes the Amendment to the Second Restated Certificate of Incorporation increasing the authorized number of shares of Common Stock to 200,000,000, we report that there were 42,514,408 common shares issued and outstanding all of which were entitled to vote with respect to such matter.

                3. The stockholders approved with 32,576,302 affirmative votes, 3,066,716 negative votes, 93,207 abstentions, and zero broker non-votes an Amended 1996 Amended Stock Option Plan F, we report that 35,736,225 of the common shares were present and entitled to vote with respect to such matter.

Item 5. Other Information

        NONE

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits

                3.      Articles of Incorporation and By-laws

                        3.1 Second Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company's 1995 Annual Report on Form 10-K, filed on April 1, 1996).

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

                        3.4 Certificate of Amendment of Second Restated Certficate of Incorporation of the Company (filed herewith).

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


                            AMERICAN MANAGEMENT SYSTEMS, INCORPORATED






Date:   August 13, 1999     /s/  Paul A. Brands
      -------------------   ----------------------------------------------------
                            Paul A. Brands, Chairman and Chief Executive Officer



Date:   August 13, 1999     /s/ Ronald L. Schillereff
      -------------------   ----------------------------------------------------
                            Ronald L. Schillereff, Chief Financial Officer,
                              Treasurer, and Executive Vice President

                                  EXHIBIT INDEX

Exhibit
Number    Description
------    -----------

 3.1      Second Restated Certificate of Incorporation of the Company          *
          (incorporated herein by reference to the Company's 1995
          Annual Report on Form 10-K filed on April 1, 1996).

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

 3.4      Certificate of Amendment of Second Restated Certificate of
          Incorporation of the Company.

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