Form 10-Q
period 1999-09-30
AMERICAN MANAGEMENT SYSTEMS INC
filed 1999-11-15
CIK 310624

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934


        For the Quarterly Period Ended September 30, 1999

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the Transition Period From:                   To:
                                       ------------------    ------------------

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

As of November 5, 1999, 40,857,650 shares of common stock were outstanding.

                                    CONTENTS

                                                                                       Page
                                                                                       ----
Part I   Financial Information
         ---------------------

         Item 1.  Financial Statements..........................................        1

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................        8

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk....       18

Part II  Other Information
         -----------------

         Item 1.  Legal Proceedings.............................................       18

         Item 2.  Changes in Securities.........................................       18

         Item 3.  Defaults Upon Senior Securities...............................       18

         Item 4.  Submission of Matters to a Vote of Security Holders...........       18

         Item 5.  Other Information.............................................       18

         Item 6.  Exhibits and Reports on Form 8-K..............................       18

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

                    American Management Systems, Incorporated

                     CONSOLIDATED STATEMENTS OF OPERATIONS(1)

                                    Unaudited

                       (In millions except per share data)

                                                               For the Quarter                   For the Nine Months
                                                             Ended September 30,                  Ended September 30,
                                                           1999               1998               1999              1998
                                                        ----------         ----------         ----------        -------

REVENUES ..........................................       $ 321.9           $ 282.2             $ 918.1           $ 755.9

EXPENSES
         Client Project Expenses...................         168.0             153.4               486.8             417.8
         Other Operating Expenses..................          97.2              79.0               274.5             218.5
         Corporate Expenses........................          24.8              22.0                67.8              54.9
         Provision for Specific Contract...........            -                3.0                20.0               3.0
                                                          -------           -------             -------           -------

                                                            290.0             257.4               849.1             694.2

INCOME FROM OPERATIONS.............................          31.9              24.8                69.0              61.7

OTHER (INCOME) EXPENSE
         Interest (Income) Expense.................           0.3              (0.5)                0.4               0.5
         Other (Income) Expense....................          (0.3)              0.4                 0.7               0.8
         Loss on Investments in Other Companies....           1.3                -                  2.7                -
                                                          -------           -------             -------           -------

                                                              1.3              (0.1)                3.8               1.3

INCOME BEFORE INCOME TAXES.........................          30.6              24.9                65.2              60.4

INCOME TAXES.......................................          12.5              10.2                26.7              24.8
                                                          -------           -------             -------           -------
NET INCOME.........................................       $  18.1           $  14.7             $  38.5           $  35.6
                                                          =======           =======             =======           =======
WEIGHTED AVERAGE SHARES............................          42.0              42.3                42.3              42.2
                                                          =======           =======             =======           =======
BASIC NET INCOME PER SHARE.........................       $  0.43           $  0.35             $  0.91           $  0.85
                                                          =======           =======             =======           =======
WEIGHTED AVERAGE SHARES AND EQUIVALENTS............          42.5              43.2                43.0              43.0
                                                          =======           =======             =======           =======
DILUTED NET INCOME PER SHARE.......................       $  0.43           $  0.34             $  0.90           $  0.83
                                                          =======           =======             =======           =======




--------
(1) Certain amounts have been reclassified for comparative purposes.

                    American Management Systems, Incorporated

                        CONSOLIDATED REVENUES BY MARKET(1)

                                    Unaudited

                                  (In millions)

                                                                      For the Quarter                   For the Nine Months
                                                                    Ended September 30,                 Ended September 30,
                                                                  1999              1998               1999              1998
                                                               ----------        ----------         ----------        ----------

Telecommunications Firms...............................        $  95.6           $  68.2              $ 253.9           $ 190.0

Financial Services Institutions........................           48.8              55.3                143.0             155.4

State and Local Governments and Education..............           82.9              75.9                254.5             189.7

Federal Government Agencies............................           79.1              66.8                218.8             179.6

Other Corporate Clients................................           15.5              16.0                 47.9              41.2
                                                               -------           -------              -------           -------

Total Revenues.........................................        $ 321.9           $ 282.2              $ 918.1           $ 755.9
                                                               =======           =======              =======           =======



--------
(1) Certain amounts have been reclassified for comparative purposes.

                    American Management Systems, Incorporated

                           CONSOLIDATED BALANCE SHEETS

                       (In millions except per share data)

                                                                                      9/30/99
                        ASSETS                                                      (Unaudited)            12/31/98
                                                                                    -----------            --------
CURRENT ASSETS
         Cash and Cash Equivalents..........................................          $  80.3              $ 119.3
         Accounts and Notes Receivable......................................            273.7                260.3
         Prepaid Expenses and Other Current Assets..........................             15.8                  8.8
                                                                                      -------              -------
                                                                                        369.8                388.4

FIXED ASSETS
         Equipment   .......................................................             54.3                 59.7
         Furniture and Fixtures.............................................             25.1                 23.6
         Leasehold Improvements.............................................             18.1                 17.3
                                                                                      -------              -------
                                                                                         97.5                100.6
         Accumulated Depreciation and Amortization..........................            (65.8)               (63.0)
                                                                                      -------              -------
                                                                                         31.7                 37.6

OTHER ASSETS
         Purchased and Developed Computer Software (Net of Accumulated
           Amortization of  $82,400,000 and $72,000,000)....................            112.6                 83.6
         Intangibles (Net of Accumulated Amortization of $5,300,000 and
           $4,700,000)......................................................              6.4                  4.3
         Other Assets (Net of Accumulated Amortization of $1,000,000 and
           $920,000) .......................................................             27.3                 23.7
                                                                                      -------              -------
                                                                                        146.3                111.6
                                                                                      -------              -------

TOTAL ASSETS         .......................................................          $ 547.8              $ 537.6
                                                                                      =======              =======

                    American Management Systems, Incorporated

                           CONSOLIDATED BALANCE SHEETS

                       (In millions except per share data)

                                                                                       9/30/99
               LIABILITIES AND STOCKHOLDERS' EQUITY                                  (Unaudited)            12/31/98
                                                                                     -----------            --------
CURRENT LIABILITIES
         Notes Payable and Capitalized Lease Obligations.....................         $    6.3             $    5.3
         Accounts Payable....................................................             15.6                 21.3
         Accrued Incentive Compensation......................................             38.8                 55.8
         Other Accrued Compensation and Related Items........................             48.9                 39.8
         Deferred Revenues...................................................             31.9                 37.7
         Other Accrued Liabilities...........................................             11.6                  4.8
         Provision for Contract Losses.......................................             27.2                  7.3
         Income Taxes Payable................................................              0.8                  9.1
                                                                                      --------             --------
                                                                                         181.1                181.1
         Deferred Income Taxes...............................................              3.0                  4.9
                                                                                      --------             --------
                                                                                         184.1                186.0

NONCURRENT LIABILITIES
         Notes Payable and Capitalized Lease Obligations.....................             18.1                 22.7
         Other Accrued Liabilities...........................................             26.8                 15.9
         Deferred Income Taxes...............................................             21.2                 21.1
                                                                                      --------             --------
                                                                                          66.1                 59.7
                                                                                      --------             --------
TOTAL LIABILITIES    ........................................................            250.2                245.7

STOCKHOLDERS' EQUITY
         Preferred Stock ($0.10 Par Value; 4,000,000 Shares Authorized,
            None Issued or Outstanding)
         Common Stock ($0.01 Par Value; 200,000,000 Shares Authorized,
            51,057,214 and 51,057,214 Issued and 40,891,838 and 42,026,510
            Outstanding).....................................................             0.5                  0.5
         Capital in Excess of Par Value......................................            87.7                 96.7
         Retained Earnings...................................................           278.8                240.3
         Currency Translation Adjustment.....................................            (9.3)                (6.3)
         Common Stock in Treasury, at Cost (10,165,376 and
            9,030,704 Shares)................................................           (60.1)               (39.3)
                                                                                      -------              -------
                                                                                        297.6                291.9
                                                                                      -------              -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................         $ 547.8              $ 537.6
                                                                                      =======              =======

                    American Management Systems, Incorporated

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited

                                  (In millions)

                                                                                                 For the Nine Months
                                                                                                 Ended September 30,
                                                                                                1999              1998
                                                                                             ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income  .....................................................................        $  38.5          $ 35.6
      Adjustments to Reconcile Net Income to Net Cash Provided
         by Operating Activities:
            Depreciation ..............................................................            9.9            13.3
            Amortization...............................................................           21.0            15.0
            Loss on Investments in Other Companies.....................................            2.7               -
            Deferred Income Taxes......................................................           (1.9)           14.0
            Provision for Doubtful Accounts............................................            5.0             8.8
            Provision for Contract Losses..............................................           19.9             3.0
      Changes in Assets and Liabilities:
              Increase in Trade Receivables............................................          (18.3)           (2.7)
              (Increase) Decrease in Prepaid Expenses and Other Current Assets.........           (7.0)            0.9
              Increase in Other Assets.................................................          (10.6)           (9.6)
              (Decrease) Increase in Accrued Incentive Compensation....................          (11.9)            9.5
              Increase in Accounts Payable, Other Accrued Compensation and
                 Liabilities...........................................................           21.2            13.8
              Decrease in Deferred Revenue.............................................           (5.8)          (11.5)
              Decrease in Income Taxes Payable.........................................           (8.3)           (5.4)
                                                                                               -------          ------
      Net Cash Provided by Operating Activities........................................           54.4            84.7
                                                                                               -------          ------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of Fixed Assets.........................................................           (6.8)           (7.5)
      Purchase of Computer Software and Investment in Software Products ...............          (47.2)          (28.4)
      Other Investments and Intangibles................................................           (2.7)            1.0
      Proceeds from Sale of Fixed Assets and Purchased Computer Software...............            5.0             0.9
                                                                                               -------          ------
      Net Cash Used in Investing Activities............................................          (51.7)          (34.0)
                                                                                               -------          ------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings  .....................................................................              -               -
      Payments on Borrowings...........................................................           (3.6)           (6.7)
      Proceeds from Common Stock Options Exercised.....................................            6.6            10.7
      Payments to Acquire Treasury Stock...............................................          (41.7)          (12.5)
                                                                                               -------          ------
      Net Cash Used in Financing Activities............................................          (38.7)           (8.5)
                                                                                               -------          ------
(DECREASE) INCREASE IN CURRENCY TRANSLATION ADJUSTMENT.................................           (3.0)            2.5
                                                                                               -------          ------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...................................          (39.0)           44.7

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................................           19.3            49.6
                                                                                               -------          ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................................        $  80.3          $ 94.3
                                                                                               =======          ======
NON-CASH OPERATING AND FINANCING ACTIVITIES:
      Treasury Stock Utilized to Satisfy Accrued Incentive Compensation
            Liability..................................................................       $    5.2          $    -
      Treasury Stock Utilized to Satisfy Stock Options Exercised.......................       $    9.1          $  1.5

                    American Management Systems, Incorporated

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                    Unaudited

                                  (In millions)

                                                      For the Quarter                For the Nine Months
                                                     Ended September 30,             Ended September 30,
                                                     1999           1998              1999         1998
                                                  ----------     ----------        ----------   ----------

NET INCOME....................................      $18.1            $14.7           $38.5         $35.6

OTHER COMPREHENSIVE INCOME (LOSS):
      Currency Translation Adjustment.........        2.0              2.8            (3.0)          2.5
                                                    -----            -----           -----         -----
COMPREHENSIVE INCOME..........................      $20.1            $17.5           $35.5         $38.1
                                                    =====            =====           =====         =====

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of revenues of major items in the Consolidated Statements of Operations and the percentage change in such items from period to period (see "Financial Statements"), excluding percentage changes in de minimus dollar amounts. The effect of inflation and price changes on the Company's revenues, income from operations, and expenses, is generally comparable to the general rate of inflation in the U.S. economy.


                                                           Percentage of
                                                           Total Revenues                Period-to-Period Change
                                                        -------------------    -------------------------------------------
                                                           Quarter Ended         Quarter Ended           Nine Months Ended
                                                           September 30,       September 30, 1999        September 30, 1999
                                                                                       vs.                       vs.
                                                          1999      1998       September 30, 1998        September 30, 1998
                                                          ----      ----       ------------------        ------------------

Revenues.............................................     100.0%    100.0%            14.1%                      21.5%

Expenses
      Client Project Expenses........................      52.2      54.4              9.5                       16.5
      Other Operating Expenses.......................      30.2      28.0             23.0                       25.6
      Corporate Expenses.............................       7.7       7.8             12.7                       23.5
      Provision for Specific Contract................        -        1.0           (100.0)                     566.7
                                                         ------    ------
      Total..........................................      90.1      91.2             12.7                       22.3

Income from Operations...............................       9.9       8.8             28.6                       11.8

Other (Income) Expense...............................       0.4       -                  -                      192.3
                                                         ------    ------
Income Before Income Taxes...........................       9.5       8.8             22.9                        7.9

Income Taxes.........................................       3.9       3.6             22.5                        7.7
                                                         ------    ------
Net Income...........................................       5.6       5.2             23.1                        8.1

Weighted Average Shares..............................                                 (0.7)                       0.2

Basic Net Income per Share...........................                                 22.9                        7.1

Weighted Average Shares and  Equivalents.............                                 (1.6)                         -

Diluted Net Income per Share.........................                                 26.5                        8.4

     REVENUES

     Revenues increased 14% during the third quarter and 22% for the first nine months of 1999, compared to the same 1998 periods. Revenues in the third quarter and nine months of 1999 increased in all major markets compared to the same 1998 periods, with the exception of the Financial Institutions market. The Company expects revenue growth for 1999 as a whole to be slightly lower than the revenue growth rate experienced in the first nine months of 1999.

     Business with non-US clients increased 11% (to $60.7 million) during the third quarter and increased 9% (to $170.6 million) for the first nine months of 1999 compared to the same 1998 periods. Business with non-US clients now represents 19% of the Company's revenues for the nine months of 1999. The Company increased its non-US client base and expanded the number of services offered to these clients. For the year 1999, the Company expects non-US business to exceed 1998 levels, mainly in the Telecommunications Firms and the State and Local Governments and Education target markets.

     As part of its growth strategy the Company has formed a cross-target market practice that will focus on delivering high-value, customer-facing Web solutions
- including eBill, eCare and eMarketing - tailored to clients in financial services, telecommunications, government and utilities. These solutions will help firms achieve greater cost savings, deliver improved customer service and leverage cross-sell and up-sell opportunities in their markets. The new "eCustomer" practice builds upon the Company's existing, significant eCommerce client base. The Company expects revenue growth for projects with an eCommerce component to double for all of 1999 when compared to the 1998 eCommerce revenues of approximately $200 million.

     In the Telecommunications Firms market, a market that continues to be characterized by large projects with relatively few clients, revenues increased 40% in the third quarter and 34% for the first nine months, compared to the same 1998 periods. This revenue increase reflects the Company's continued success in acquiring new clients, both in the wireless and wireline sectors of the market, expanding service offerings, and initiating several systems integration engagements within the Telecommunications Firms market. Non-US revenues in this market increased 36% (to $42.2 million) for the quarter and 22% (to $111.1 million) for the first nine months, compared to the same 1998 periods. For the year 1999, the Company anticipates revenue growth in this market to increase at a slower rate of increase than that experienced in the first nine months of 1999. The Company's development of its next generation of customer care and billing software, known as "Tapestry", is continuing to progress through a contract with a European client. Because that client is sharing part of the cost of development, collections from that contract will not contribute materially to revenue growth in this market in 1999 and the first half of 2000; rather, they will reduce capitalized software costs. Although the first release of the software has been delivered, the development effort continues for the second release which is scheduled to be delivered at the end of the first half of 2000. There continues to be significant market interest in Tapestry.

     Notwithstanding actual and projected revenue growth, there continue to be risks in this market. Competition for experienced staff is especially intense in the telecommunications field, and staffing remains one of the Company's critical challenges. Additionally, the Company works in countries located in regions other than Western Europe and North America from time to time and the delivery risks in some of these other countries may be higher. Revenues in the Telecommunications Firms market in these countries were less than 4% of the Company's total revenues for the first nine months of 1999.

     In the Financial Services Institutions target market, 1999 revenues in the third quarter and first nine months decreased 12% and 8%, respectively, when compared to the same 1998 periods. This decrease is due to large projects winding down in the fourth quarter of 1998 and certain new projects not ramping up as quickly as anticipated. The Company believes that there are Year 2000 compliance-related business impacts in this market but has not been able to estimate their magnitude. Business with non-US clients, primarily European, accounted for approximately 32% of the third quarter revenues ($15.7 million) and 35% of the nine month revenues ($49.9 million) in this market. For 1999, the Company anticipates revenue in this market to be less than in 1998. However, the Company expects increasing revenues in the fourth quarter of 1999 when compared to the third quarter of 1999.

     In the State and Local Governments and Education target market, revenues increased 9% in the third quarter and 34% for the first nine months of 1999. The Company's revenues in this market experienced significant growth over the past several quarters, and therefore the moderating increase in the third quarter of 1999 was expected. The revenue increase for the first nine months of 1999 was driven by the rapid build-up of several large contracts with state taxation departments looking to make substantial improvements in their ability to collect delinquent taxes and several new engagements for integrated financial systems. On certain of the contracts with state taxation departments, the Company's fees are paid out of the benefits (increased collections) that the client achieves. On benefit-funded contracts (contracts whereby the amounts due the Company are payable based on actual benefits derived by the client), the Company deferred recognition of revenues until that point at which management could predict, with reasonable certainty, that the benefit stream would generate amounts sufficient to fund the contract. From that point forward, revenues were recognized on a percentage of completion basis. All of the current large multi-year benefit-funded contracts are now being recognized on a percentage of completion basis. As the number of such contracts, and therefore, the Company's experience with predicting the timing and certainty of such revenues have increased over time, the Company expects to begin recognizing revenues under the normal percent of completion method in the future, at the start of a new engagement. Revenues for 1999 in the State and Local Governments and Education market are expected to increase over 1998 at a rate approximating the Company's overall revenue growth rate and thus at significantly lower rates than experienced in the first nine months of 1999 compared with the same period in 1998.

     Revenues in the Federal Government Agencies target market increased 18% in the third quarter and 22% in the first nine months of 1999, compared to the same 1998 periods. This increase was attributable predominantly to the award in mid-1997 of a significant multi-year contract with the Department of Defense for its Standard Procurement System ("SPS"), which accounted for 45% of the third quarter and 34% of the first nine months of 1999 revenue growth. In addition, there was increased business with existing clients and new business with both defense and civilian agencies. For the year 1999, the Company expects revenues in this target market to increase over 1998 at a rate approximating the Company's overall revenue growth rate. These revenue increases will continue to be driven primarily by contracts with clients using the Company's federal financial systems.

     Revenues in the Other Corporate Clients market decreased 3% during the third quarter and increased 16% during the first nine months of 1999, compared to the same 1998 periods. The 1999 increase is mainly attributable to increased business with new clients in the electric and gas utilities market and the health care market. For all of 1999, the Company expects revenue growth in this market to increase at the same rate of growth experienced in the first nine months of 1999.

     EXPENSES

     Client project expenses and other operating expenses together increased 14% during the third quarter and 20% for the first nine months of 1999. Both of these increases were in line with the growth rate in revenues in the comparable periods. For all of 1999, the Company anticipates that these expenses will continue to grow at rates lower than the revenue growth rate. The Company expects to make significant expenditures related to research and development of the "Tapestry" software. A majority of these expenditures have been and will be capitalized. As the different releases of the Tapestry software are completed and delivered, amortization will begin. Key software deliveries have been made early in the fourth quarter of 1999 and the Company is targeting another delivery of the software for mid 2000.

     Corporate Expenses increased 13% during the third quarter and 24% for the first nine months of 1999, compared to the same 1998 periods. Corporate expenses increased faster than the revenue growth during the first nine months, due to the dedication of resources applied to the Year 2000 remediation of internal systems and increases in accruals for corporate level performance-based incentive compensation. For the year 1999, the Company expects corporate expenses to grow at rates slightly above the Company's revenue growth rate.

     The Company is continuing to address the ongoing disputes on a project an AMS subsidiary undertook for Bezeq, the Israeli telephone company ("Bezeq"), mentioned in the Company's Form 10-Q for the second quarter filed on August 13, 1999. At the end of the first nine months of 1999, the Company continues to maintain the $27 million provision, established in 1998 and 1999 for potential losses related to this project. The Company has no information that would cause it to change the amount of the provision.

     INCOME FROM OPERATIONS

     Income from operations increased 29% for the third quarter and 12% for the first nine months of 1999, compared to the same 1998 periods. The Company's profit margins have continued to improve due to an ongoing emphasis on well-structured and priced engagements and tightly managed delivery risk. In addition, the Company is continuing to focus on controlling expenses. For 1999 as a whole, the Company will continue to emphasize managed growth and expects improved profit margins when compared with 1998 results.

     OTHER (INCOME) EXPENSE

     Interest (income) expense increased 160% during the third quarter and decreased 20% during the first nine months of 1999 compared with the same periods in 1998. The nine month decrease is due to lower amounts of short-term borrowings, as a result of significantly improved cash flow from operations during all of 1999. In addition, the increased cash from operations was invested in short-term instruments, which resulted in higher interest income. Other (income) expense increased in the nine months of 1999, compared to the same period in 1998, primarily because of a write-off of certain leasehold improvements and fixed assets during the first half of 1999.

     In late 1998, the Company established a joint venture with Bank of Montreal to provide online processing services for loan applications to small and mid-size financial institutions via a new firm, Competix, Inc. (formerly Competix, L.L.C.). The Company incurred a loss of $1.3 million during the third quarter and $2.7 million during the first nine months of 1999 related to this joint venture, due to the continued start up costs of this new company.

FOREIGN CURRENCY EXCHANGE

     Approximately 19% of the Company's 1999 revenues in the first nine months of 1999 were derived from non-US business. The Company's practice is to negotiate contracts in the same currency, in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. However, the Company seeks to negotiate provisions in contracts with non-US clients that allow pricing adjustments related to currency fluctuations. In a further effort to mitigate foreign currency exchange risk, the Company has established a notional cash pool with a European bank. This arrangement allows the Company to better utilize its cash resources among all of the Company's subsidiaries, without incurring foreign currency conversion risks, thereby mitigating foreign currency exposure for these transactions. The Company also actively manages the excess cash balances in the cash pool, which will increase interest income on short-term investments. During the past two years, the Company also has employed limited hedging of intercompany balance sheet transactions through derivative instruments (foreign currency swap contracts); however, as of September 30, 1999, the Company had no outstanding derivative contracts.

LIQUIDITY AND CAPITAL RESOURCES

     The Company provides for its operating cash requirements primarily through funds generated from operations. Through an available bank facility, the Company can also provide for cash and currency management with respect to the short-term impact of certain cyclical uses, such as annual payments of incentive compensation as well as financing, from time to time, accounts receivable. At September 30, 1999, the Company's cash and cash equivalents totaled $80.3 million down from $119.3 million at the end of 1998. Cash provided by operating activities for the first nine months of 1999 was $54.4 million.

     During the first nine months of 1999, the Company invested over $51.7 million in fixed assets, software purchases, and computer software. Revolving line-of-credit borrowings were zero at September 30, 1999. During the nine months of 1999, the Company made approximately $3.6 million in installment payments of principal on outstanding debt owed to banks; the Company also received proceeds of approximately $6.6 million during the period from the exercise of stock options and the tax benefits related thereto. The Company repurchased approximately 1,500,000 shares of common stock during the first nine months of 1999, at a cost of $41.7 million.

     On September 21, 1999 the Company announced that its Board of Directors has authorized the purchase, from time to time, of up to 2 million shares of its common stock through open market and negotiated purchases. This authorization is in addition to the actions in August of 1998 and in February 1999, where in both cases the Board of Directors authorized the purchase of 1 million shares. The Company has acquired in open market purchases approximately 2,150,000 shares through September 30, 1999, and as of such date had authorization to purchase up to 1,850,000 additional shares.

     At September 30, 1999, the Company's debt-equity ratio, as measured by total liabilities divided by stockholders' equity was 0.84, the same as that shown at December 31, 1998.

     The Company's material unused source of liquidity at the end of the first nine months of 1999 consisted of $120.0 million under the multi-currency revolving credit agreement with Bank of America and Wachovia Bank as agents. The Company believes that its liquidity needs can be met from the various sources described above.

     As required by the original terms of its contract with Bezeq, a subsidiary of the Company has entered into bank guarantees in Bezeq's favor securing its performance under this contract. At September 30, 1999, $19.8 million was outstanding under such bank guarantees. See "Results of Operations - Expenses," above for additional information about the Bezeq contract. On August 8, 1999, the Company's subsidiary sought and received a temporary injunction from the Jerusalem District Court prohibiting Bezeq from realizing on the guarantees. This injunction remains in effect pending a District Court determination whether to proceed to trial on the merits of the underlying claim. In the event the Jerusalem District Court does not grant a permanent injunction, and Bezeq were to call on these guarantees, there should not be any material adverse effect on the Company's liquidity. In September 1999, Bezeq sent a notice to the relevant AMS subsidiary purporting to terminate the contract, which the Company does not agree that Bezeq is entitled to do. Also in September, Bezeq sued the AMS subsidiary party to the contract in Jerusalem District Court. Bezeq alleges damages of approximately $41 million based on breach of contract, which figure includes amounts Bezeq could seek to draw under the bank guarantees. The Company's subsidiary is contesting these allegations vigorously in appropriate court submissions. The Company does not anticipate any material adverse effect on its liquidity as a result of these claims alleged by Bezeq against the AMS subsidiary.

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

     Since 1997, the Company has been focusing at the most senior levels on Year 2000 issues. The Audit Committee of the Board of Directors, in conjunction with the Company's Executive Vice President and Chief Administrative Officer, the Company's Internal Auditor and others, have been monitoring the Company's status with respect to Year 2000 issues and Year 2000 program managers have been designated throughout the Company to oversee Year 2000 efforts. These managers have provided reports, on a quarterly basis, to the senior management and the Internal Auditor of the Company since the second quarter of 1998; another round of reports to senior management is scheduled for late November and early December 1999. Incentive compensation programs currently include achievement of Year 2000 compliance objectives. Funds expended and to be expended on Year 2000 compliance have been allocated out of the Company's normal operating budget. The Company has not delayed any significant projects as a result of its investment of resources on Year 2000 issues.

     The Company has completed reviews of its major internal application systems for Year 2000 compliance and has implemented a program of testing and remediation for its application systems. Each of the major company-wide application subsystems has been remediated and has passed unit and subsystem testing. A system integration test of the combined functioning of company-wide application subsystems began, on schedule, on March 3, 1999. The integration testing for significant transactions required through early 2000 was completed on schedule in the first half of 1999. The integration testing for other significant year 2000 and 2001 transactions has been going well and is scheduled for completion by the end of November 1999. In addition to the scheduled early completion date of testing, the Company has also developed certain other contingency plans relating to these internal systems. The Company has also developed and implemented a limited incentive program to encourage certain experienced internal systems programmers to remain with the Company through the summer of the Year 2000.

     With respect to its company-wide hardware infrastructure, the Company has obtained Year 2000 certifications from most of its major outside vendors with whom the Company contracts for the provision of utilities, goods and certain internal functionality. The Company is continuing to work to obtain outstanding certifications from the remaining outside vendors at this time. In addition to relying on certifications from outside vendors where available, the Company has also tested certain subcomponents of and interfaces with the systems provided by the outside vendors.

     In addition, the Company is coordinating centrally its worldwide efforts to achieve Year 2000 compliance of its internal hardware and application systems that are not company-wide by the end of November 1999.

     Total costs of achieving Year 2000 compliance in the Company's internal systems, which costs have been and will continue to be expensed as they are incurred, are estimated to be approximately $3.5 million for 1999, and $0.5 million for 2000. For the past three years, approximately $5.3 million has been expended by the Company on Year 2000 compliance in respect of its internal systems.

     With respect to its clients, the Company does not presently anticipate material costs or risks allocable specifically to Year 2000 compliance issues, but is continuing to assess the scope and status of such risks. The Company believes, however, that marginal decreases in business in certain vertical markets may be due to clients delaying certain non-critical software projects until after the Year 2000 changeover. Client engagements for specific Year 2000 remediation work have not been a strategic marketing focus. However, in many of the Company's existing engagements Year 2000 replacement work is implicit as the Company's clients are replacing systems for various business reasons. In addition, the Company has accepted a limited number of strategic consulting engagements in which it assists clients with the performance of their own Year 2000 projects but does not generally perform actual remediation work. The Company has drafted these contracts to limit or exclude liability for Year 2000 related claims and does not anticipate any special risks or costs attributable to Year 2000 compliance issues in performing such projects.

     With respect to contractual obligations to active clients (clients for which the Company is still obligated to furnish products or services, such as maintenance), the Company similarly does not anticipate in the aggregate material costs or risks associated with Year 2000 compliance. Its contracts with active clients primarily are either for recent or new software that is Year 2000 compliant or for which a Year 2000 compliant upgrade is available, or do not explicitly obligate the Company to furnish an updated release that is Year 2000 compliant. Early in 1997, the Company began a program to test its active software products (including upgrades, where applicable) and assess their status relative to Year 2000 compliance. Based on the results of this testing, the Company has been releasing new versions of many of its software products that have been designed and tested for performance of the functionality described in their applicable specifications up to and through the Year 2000. It also has been communicating with its software product clients regarding Year 2000 compliance of its products, and notifying the clients of the status of their software and of the availability of updated Year 2000 compliant releases for certain older software known to the Company to be still in use by that client. The Company has already communicated such information to substantially all of its product clients. The Company also has been reviewing various custom software contracts to identify and resolve any potential Year 2000 problems with its custom software clients.

     The Company has generally avoided, and continues to avoid, accepting contractual liability for failures of third-party software. Accordingly, the Company does not anticipate any material Year 2000 risk in connection with such third-party products. Nevertheless, in order to avoid any disruptions in connection with third-party products, the Company continues to seek Year 2000 certification from third-party vendors to the extent the Company uses, or recommends the use of, third party products in its own customer products.

     The Company has also developed contingency plans for supporting its clients through the Year 2000 changeover. These plans include provision of client support during non-standard support hours, resolving any public relations or legal issues that may arise, and business continuity strategies should the internal infrastructure or public utilities on which the Company (or its clients, to the extent the Company has staff at client sites) relies (e.g., telephone, power, internet) suffer disruptions relating to Year 2000 issues. These plans, which are in the process of being communicated to the Company's clients, vary by the nature of the client and the system in place at the client's site. In addition, the Company has established a "Y2K Command Center" to monitor Year 2000 activity across the Company and its clients and to coordinate centrally any notable Year 2000 issues that may arise. The Y2K Command Center participants will continue to meet regularly through the century changeover and the period surrounding February 29, 2000.

     Total costs of assessing the Year 2000 compliance of client systems and of communicating with clients about the Year 2000, which costs will be expensed as they are incurred, are estimated to be approximately $1.5 million for 1999, and $0.5 million for 2000. For the past three years, $6.0 million has been expended by the Company on Year 2000 compliance in respect of client systems in order to expedite development of Year 2000 compliant upgrades for noncompliant systems, to notify clients of the Year 2000 compliance of their AMS products and to staff Year 2000 compliance efforts.

     The majority of the embedded systems on which the Company relies in its day to day operations are owned and managed by the lessors of the buildings in which the Company's offices are located, or by agents of such lessors. The Company has sent letters to its lessors and, as applicable, their agents requesting certifications of the Year 2000 compliance of the embedded systems. The Company has received responses from almost all of its lessors indicating that the systems in the buildings either already are Year 2000 compliant, or are expected to be before the end of 1999.

     In the Company's judgment, the most reasonably likely worst case scenarios in connection with the Year 2000 are possible delays in current business and reductions in the availability of new business during the fourth quarter 1999 and first half of 2000; and the costs of resolving potential Year 2000 lawsuits by the Company's clients. The potential reductions in business may arise as some current and prospective clients encounter Year 2000 failures of their non-AMS information technology systems and/or delay non-Year 2000 related software projects that are not mission-critical until after the Year 2000 changeover. Based on the Company's existing commitments through the Year 2000, the Company does not expect to be affected materially by any such information technology failures or delays. Additionally, although the ultimate outcome of any possible Year 2000 litigation is uncertain, the Company does not believe that the ultimate aggregate amount of liability, if any, from any such client litigation would have a material effect on the Company.

                 ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING

                                 STATEMENTS AND

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     In the next couple of years, the Company expects to continue to manage its growth in revenues. The continuing controlled growth in revenues should enable the Company to improve its profit margins. Cancellations of two major projects and related attrition rates which were higher than historical rates for the Company, heavy investment in building up staff capacity and infrastructure, and the stress of absorbing many new professional staff, contributed to those reduced margins in 1996 and 1997.

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

     There is also the risk of successfully managing large projects and the risk of a material impact on results because of the unanticipated delay, suspension, renegotiation or cancellation of a large project. Any such development in a project could result in a decline in revenues or profits, the need to relocate staff, a lawsuit or other dispute with a client regarding money owed, or damages incurred as a result of alleged non-performance by AMS and a diminution of AMS's reputation. Changing client requirements, such as scope changes and process issues, and delays in client acceptance of interim project deliverables, are other examples of risks of performing, especially in large complex projects. All of these risks are magnified in the largest projects and markets simply because of their size. The Company's business is characterized by large contracts producing high percentages of the Company's revenues. For example, 35% of the Company's total revenues in 1998 were derived from business with 17 clients.

     The Company could also face delays by clients, or client suspensions or cancellations of projects, because of the failure of client systems to be Year 2000 compliant. Various companies, including AMS clients, have imposed freezes on changes in code programming after a specified date in 1999 in order to ensure their systems' Year 2000 compliance by the end of the year 1999. The Company has experienced, and may continue to experience into 2000, some diversion of work, both pending and new opportunities, and decreases in revenues and profit margins, as a result of client Year 2000 compliance issues. Although these risks exist potentially across the Company's engagements, they are magnified in certain target markets, such as the Financial Services Institutions market given the need for Year 2000 compliance certainty in those markets. See "YEAR 2000 ISSUES" section in MD&A for additional information on Year 2000 compliance issues.

     There is also the risk of revenues not being realized when expected, such as in certain contracts in the State and Local Governments market. On certain large contracts, the Company's fees are paid out of the benefits (for example, increased revenues from tax collections) that the client achieves. The Company historically has deferred recognition of such revenues until management can predict, with reasonable certainty, that the benefit stream will generate amounts sufficient to fund the contract. From that point forward revenues are recognized on a percentage of completion basis. As the number of such contracts, and the Company's experience with predicting the timing and certainty of such revenues, have increased over time, the Company expects to be able to recognize revenues earlier on such contracts in the future.

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

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

     As previously described in the Company's Forms 10-Q filed May 17, 1999 and August 13, 1999, the State of Mississippi sued AMS in April 1999, alleging claims for breach of contract, bad faith breach of contract, and unjust enrichment, and seeks various forms of injunctive relief as well as compensatory damages. On May 24, 1999, AMS filed an answer and counterclaim for payment for certain deliverables accepted by the State, including work in progress. Discovery continues and is expected to be completed by the second quarter of 2000. AMS expects to continue to contest the lawsuit vigorously.

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

                 3.4 Certificate of Amendment of Second Restated Certficate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.4 of the Company's quarterly report on Form 10-Q for the quarter ended June 30,
1999).

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

                                       AMERICAN MANAGEMENT SYSTEMS, INCORPORATED

Date: November 15, 1999     /s/  Paul A. Brands
      -----------------     -------------------
                            Paul A. Brands, Chairman and Chief Executive Officer


Date: November 15, 1999     /s/ Ronald L. Schillereff
      -----------------     -------------------------
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

 3.4      Certificate of Amendment of Second Restated Certificate of                 *
          Incorporation of the Company (incorporated herein by reference to Exhibit 3.4 of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999).

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

10.11     1996 Incentive Compensation Plan for Executive Officers                    *

13.       1998 Financial Report                                                      *

27.       Financial Data Schedule




-----------------------
* Previously Filed