Form 10-K
period 1999-12-31
AMERICAN MANAGEMENT SYSTEMS INC
filed 2000-03-30
CIK 310624

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-K

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

        For the Fiscal Year Ended December 31, 1999
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----    EXCHANGE ACT OF 1934

        For the Transition Period From: ____________ To: _____________


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

                              Yes _X_   No ___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____


The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 24, 2000 was $1,734,198,977.


As of March 24, 2000, 41,533,071 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


         1. Pursuant to Form 10-K General Instruction G(2), registrant hereby incorporates by reference those portions of the American Management Systems, Incorporated 1999 Financial Report necessary to respond to items 5, 6, 7, 7A and 8 of this Form 10-K.

         2. Pursuant to Form 10-K General Instruction G(3), registrant hereby incorporates by reference those portions of the American Management Systems, Incorporated definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2000 necessary to respond to items 10, 11, 12, and 13 of this Form 10-K.

                                    CONTENTS


                                                                                                          Page
                                                                                                          ----

  Part I      Item 1.      Business.....................................................................     1

              Item 2.      Properties...................................................................     4

              Item 3.      Legal Proceedings............................................................     5

              Item 4.      Submission of Matters to a Vote of Security Holders..........................     5


  Part II     Item 5.      Market for the Registrant's Common Stock
                           and Related Stockholder Matters..............................................     6

              Item 6.      Selected Financial Data......................................................     6

              Item 7.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations..........................................     6

              Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...................     6

              Item 8.      Financial Statements and Supplementary Data..................................     6

              Item 9.      Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure.......................................     6


  Part III    Item 10.     Directors and Executive Officers of the Registrant...........................     8

              Item 11.     Executive Compensation.......................................................     8

              Item 12.     Security Ownership of Certain Beneficial Owners
                           and Management...............................................................     8

              Item 13.     Certain Relationships and Related Transactions...............................     8


  Part IV     Item 14.     Exhibits, Financial Statements and Schedules,
                           and Reports on Form 8-K......................................................     9

                                     PART I

ITEM 1.  BUSINESS

         OVERVIEW

         The business of American Management Systems, Incorporated and its wholly-owned subsidiaries ("AMS" or the "Company") is to partner with clients to achieve breakthrough performance through the intelligent use of information technology. AMS is the premier provider of Next Generation Enterprise business and technology solutions that dramatically improve business performance and create value for our clients. AMS provides a full range of consulting services from strategic business analysis to the full implementation of solutions that produce genuine results, on time and within budget. AMS's suite of eBusiness strategy, management and technology services makes business reinvention possible in Internet time for large organizations. AMS measures success based on the results and business benefits achieved by its clients.

         AMS is a trusted business partner for many of the largest and most respected organizations in the markets in which it specializes. AMS is a company that transforms organizations into Next Generation Enterprises. A key element of this is establishing an extensive network of strategic alliances, partnerships and joint ventures to provide "best of breed" solutions and to extend AMS's market reach in all of the Company's target markets. Further, the Company is establishing organizations with different business models to leverage the Company's assets in new ways and create additional market value. Each year, approximately 85-90% of the Company's business comes from clients it worked with in previous years.

         The Company, which operates as one segment, focuses on clients in specific sectors which are referred to as target markets. The Company is targeting high value sectors within these target markets and striving to be the market leader in providing Next Generation Enterprise solutions. Organizations in AMS's target markets -- telecommunications firms; financial services institutions; state and local governments and education organizations; federal government agencies; and other corporate clients -- have a crucial need to exploit the potential benefits of information and systems integration technology. The Company helps clients fulfill this need by continuing to build a professional staff which is composed of experts in the necessary technical and functional disciplines; managers who can lead large, complex systems integration projects; and business and computer analysts who can devise creative solutions to complex problems. The Company is focused on accelerating international growth, and the Company is investing in establishing a strong AMS brand and identity to support the growth.

         Another significant component of AMS's business is the development of proprietary software products, either with its own funds or on a jointly funded basis with other organizations. These products are principally licensed as elements of custom tailored systems, and, to a lesser extent, as stand-alone applications. The Company expended $102.3 million in 1999, $77.4 million in 1998, and $50.6 million in 1997 for development associated with proprietary software. The Company expensed in the accompanying consolidated financial statements $47.1 million in 1999, $35.4 million in 1998, and $30.7 million in 1997 for research and development associated with proprietary software, including amortization. In 1999, the Company reduced the unamortized costs by $21.8 million representing collections from funding partners, compared to $14.8 million in 1998. As a percentage of revenues, license and maintenance fee revenues were less than 10% during each of the last three years.

         As part of its growth strategy the Company has formed a cross-target market practice that will focus on delivering high-value, customer-facing Web solutions - including eBill, eCare and eMarketing - tailored to clients in the financial services, telecommunications, government and utilities sectors. These solutions will help firms achieve greater cost savings, deliver improved customer service and leverage cross-sell and up-sell opportunities in their markets. The new "eCustomer" practice builds upon the Company's existing, significant eCommerce client base. In 1999, the Company expanded its direct eBusiness revenue to approximately $117 million and its eBusiness related revenue to more than $500 million, both increases of more than 150%. Given the rapidly evolving digital economy and the critical role of eBusiness, AMS has begun to implement a strategy that clearly positions the Company for success in this fast changing environment. The vision driving the strategy is to be the premier provider of Next Generation Enterprise business and technology solutions that dramatically improve business performance. AMS will provide leading edge eBusiness services and solutions to transform both private and public organizations into Next Generation Enterprises - organizations fully utilizing emerging technologies to succeed in the digital economy.

         In order to serve clients outside of the United States, AMS has expanded internationally by establishing subsidiaries or foreign branches.
Exhibit 21 of this Form 10-K provides a complete listing of all twenty-one active AMS subsidiaries (and branches), showing name, year organized or acquired, and place of incorporation. Revenues attributable to AMS's non-US clients were approximately $226.7 million in 1999, $208.4 million in 1998, and $248.6 million in 1997. Additional information on revenues and assets attributable to AMS's geographic areas of operation is provided in Note 12 of the consolidated financial statements appearing in Exhibit 13 of this Form 10-K.

         Founded in 1970, AMS services clients worldwide. AMS's approximately 9,000 employees serve clients from corporate headquarters in Fairfax, Virginia and from 59 offices worldwide.

         TELECOMMUNICATIONS FIRMS

         AMS markets systems consulting and integration services for order processing, customer care, billing, accounts receivable, and collections, both for local exchange and interexchange carriers and for cellular/wireless telephone companies. Much of the Company's work involves developing and implementing customized capabilities using AMS's application software products as a foundation.

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

         AMS recruited and successfully assimilated approximately 2,300 new staff members in 1999, including 475 in Europe. About 35% of the new staff members came from the Company's college and university recruiting program.

         AMS recruits individuals for a career and hires a balanced mix of recent university graduates and experienced professionals who have demonstrated extraordinary technical, analytical, and/or management skills. A large number have advanced degrees in management, computer science, public policy, or engineering.

         Individuals are assigned to one of the Company's market-oriented groups to develop expertise in the areas needed for solving its clients' problems. Transfers between these groups occur regularly to meet the shifting needs of clients. Performance, in terms of productivity, quality of work, and creativity in solving problems, determines an individual's advancement. This motivates staff members to increase their knowledge of AMS's clients' businesses and industries, to stay current with the technology most suited to AMS's clients, and to develop the consulting and managerial skills needed to produce results.

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

         In 1999, the Company worked on projects directly for 112 U.S. Government clients, representing a total of $288.2 million, or 23% of revenues. No other customer accounted for 10% or more of revenues in 1999.


ITEM 2.  PROPERTIES

         Headquartered in Fairfax, Virginia, the Company's principal operations occupy approximately 1,208,000 square feet of office space under leases expiring through 2011. The Company also has other long-term lease commitments totaling approximately 606,000 square feet with varying expirations through 2011 at other locations throughout the United States.

         Additionally, the Company's international staff occupies approximately 255,000 square feet of office space outside of the U.S. at locations under leases expiring through 2006.

         With regard to its operating environment, the Company maintains and operates a large- and mid-range computing environment at the AMS Data Center in Fairfax, Virginia. In addition to physical and data security, the AMS Data Center facilities include conditioned power, A/C, UPS, and fire suppression. The Company leases its computing equipment including mainframe processors, small and mid-size servers, and communications equipment.

         The Company believes its facilities and equipment continue to be adequate for its business as currently conducted.

ITEM 3.  LEGAL PROCEEDINGS

         As previously described in the Company's Forms 10-Q filed May 17, 1999, August 13, 1999 and November 15, 1999, the State of Mississippi sued AMS in April 1999, alleging claims for breach of contract, bad faith breach of contract, and unjust enrichment, and seeks various forms of injunctive relief as well as compensatory damages. On May 24, 1999, AMS filed an answer and counterclaim for payment for certain deliverables accepted by the State, including work in progress. Discovery continues and is expected to be completed by the second quarter of 2000. AMS expects to continue to contest the lawsuit vigorously.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         Market information for the Company's common stock contained in the Company's 1999 Financial Report is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.


ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data contained in the Company's 1999 Financial Report is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations contained in the Company's 1999 Financial Report are incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The information set forth on pages 12-14 of the Company's 1999 Financial Report, under the captions "Foreign Currency Hedging" and "Notes Payable and Capitalized Lease Obligations," is incorporated herein by reference in accordance with General Instruction G(2) of form 10-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company, together with the reports thereon of Deloitte & Touche LLP and PricewaterhouseCoopers LLP, and the supplementary financial information, contained in the Company's 1999 Financial Report, are incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On July 31, 1998, at the Company's regularly scheduled meetings of its Board of Directors and the Audit Committee of the Board of Directors, the Company accepted the resignation of PricewaterhouseCoopers LLP because of conflicts of interest resulting from the July 1, 1998 merger of Price Waterhouse LLP and Coopers & Lybrand LLP. The Company and Coopers & Lybrand LLP have long-standing business relationships which both parties wish to continue. In view of the independence requirements of the Securities and Exchange Commission regarding the independence of certifying public accountants, the Company and PricewaterhouseCoopers LLP mutually determined that it would be inappropriate for PricewaterhouseCoopers LLP to continue as the Company's accountants. Price Waterhouse LLP was the Company's independent certifying accountants for 28 years. As a result of the above circumstances, the Audit Committee and Board of Directors thereupon appointed Deloitte & Touche LLP as the Company's independent certifying accountants for fiscal year 1998.

         During the fiscal year ended December 31, 1997, the reports of PricewaterhouseCoopers LLP on the annual financial statements have neither contained any adverse opinions or disclaimers of opinions, nor have they been qualified or modified. During such two year period, and through July 31, 1998 there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such years.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the directors and executive officers of the Company contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2000, is incorporated herein by reference. The Company's definitive Proxy Statement will be filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

         Information relating to executive compensation contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2000, is incorporated herein by reference. The Company's definitive Proxy Statement will be filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information relating to the security ownership of certain beneficial owners and management contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2000, is incorporated herein by reference. The Company's definitive Proxy Statement will be filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information relating to certain relationships and related transactions contained under the headings "Principal Stockholders" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2000, is incorporated herein by reference. The Company's definitive Proxy Statement will be filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      1.       FINANCIAL STATEMENTS

                  The consolidated financial statements of American Management Systems, Incorporated and subsidiaries filed are as follows:

                           Consolidated Statements of Operations for 1999 - 1997

                           Consolidated Balance Sheets as of December 31, 1999 and 1998

                           Consolidated Statements of Cash Flows for 1999-1997

                           Consolidated Statements of Changes in Stockholders' Equity for 1999-1997

                           Consolidated Statements of Comprehensive Income 1999
                           - 1997

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

                           Schedule II - Valuation and Qualifying Accounts for 1999-1997

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

                           3.4 Certificate of Amendment of Second Restated
Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.4 of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999).

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

                  10.      Material Contracts

                           10.1 1996 Amended Stock Option Plan F as amended
(incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement filed on April 15, 1999).

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

                           10.11 1996 Incentive Compensation Plan for Executive
Officers (incorporated herein by reference to Exhibit 10.11 of the Company's 1998 Annual Report on Form 10-K).

                           10.12 1999 Contractor Stock Option Plan (filed
herewith)

                  13.      1999 Financial Report

                  21.      Subsidiaries of the Company

                  23.      Consents of Independent Accountants

                           23.1     Consent of Deloitte & Touche LLP

                           23.2     Consent of PricewaterhouseCoopers LLP

                  27.      Financial Data Schedules

                           27.1 Financial Data Schedule for the twelve months ended December 31, 1999.

                           27.2 Restated Financial Data Schedule for the twelve months ended December 31, 1998.

                           27.3 Restated Financial Data Schedule for the twelve months ended December 1997

                           27.4 Restated Financial Data Schedule for the twelve months ended December 1996

                           27.5 Restated Financial Data Schedule for the nine months ended September 30, 1998.

                           27.6 Restated Financial Data Schedule for the six months ended June 30, 1998.

                           27.7 Restated Financial Data Schedule for the three months ended March 31, 1998.

                           27.8 Restated Financial Data Schedule for the nine months ended September 30, 1997

                           27.9 Restated Financial Data Schedule for the six months ended June 30, 1997

                           27.10 Restated Financial Data Schedule for the three months ended March 31, 1997.


         (b)      REPORTS ON FORM 8-K

                  None.

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE





To the Board of Directors and Stockholders of American Management Systems, Incorporated
Fairfax, Virginia

         We have audited the consolidated financial statements of American Management Systems, Incorporated and subsidiaries (the "Company") as of December 31, 1999 and 1998, and for the years then ended, and have issued our report thereon dated February 16, 2000 (incorporated by reference in this Annual Report on Form 10-K). Our audit also included the financial statement schedule for the year ended December 31, 1999 listed in Item 14(a) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

McLean, Virginia
February 16, 2000

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE





To the Board of Directors of
American Management Systems, Incorporated

         Our audits of the consolidated financial statements referred to in our report dated February 18, 1998 appearing on page 26 of the 1999 Financial Report of American Management Systems, Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule for the year ended December 31, 1997 listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers LLP

Washington, D.C.
February 18, 1998

Schedule II


                    American Management Systems, Incorporated

                        VALUATION AND QUALIFYING ACCOUNTS



For the Year Ended December 31 (In millions)        1999             1998               1997
---------------------------------------------------------------------------------------------

Allowance for Doubtful Accounts
     Balance at Beginning of Period               $   9.8           $   5.0           $  18.9
     Allowance Accruals                               6.2              10.9              10.6
     Charges Against Allowance                       (5.2)             (6.1)            (24.5)
                                                  -------           -------           -------
     Balance at End of Period                     $  10.8           $   9.8           $   5.0
                                                  =======           =======           =======

Deferred Tax Asset Valuation Allowance
     Balance at Beginning of Period               $   1.1           $   0.5           $   0.4
     Allowance Accruals                                --               0.6               0.1
     Charges Against Allowance                       (0.2)               --                --
                                                  -------           -------           -------
     Balance at End of Period                     $   0.9           $   1.1           $   0.5
                                                  =======           =======           =======

Provision for Contract Losses
     Balance at Beginning of Period               $   7.3           $    --           $  18.5
     Allowance Accruals                              20.0               7.3                --
     Charges Against Provision                       (0.3)               --             (18.5)
                                                  -------           -------           -------
     Balance at End of Period                     $  27.0           $   7.3           $    --
                                                  =======           =======           =======

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th of March, 2000.

                                 American Management Systems, Incorporated



                                 by      s/ Paul A. Brands
                                      -----------------------------------------
                                            Paul A. Brands
                                            Chairman and Chief Executive Officer

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

                    Signature                                Title                       Date
                    ---------                                -----                       ----

   (i)   Principal Executive Officer:


            s/Paul A. Brands                           Chairman and                  March 29, 2000
         ---------------------------------             Chief Executive
         Paul A. Brands                                Officer


   (ii)  Principal Financial Officer:


            s/Ronald L. Schillereff                    Treasurer and                 March 29, 2000
         ---------------------------------             Chief Financial
         Ronald L. Schillereff                         Officer


   (iii) Principal Accounting Officer:


            s/Nancy Yurek                              Controller                    March 29, 2000
         ---------------------------------
         Nancy Yurek

                    Signature                           Title                            Date
                    ---------                           -----                            ----

   (iv)  Directors:


            s/Daniel J. Altobello                      Director                      March 29, 2000
         ---------------------------------
         Daniel J. Altobello


            s/Paul A. Brands                           Director                      March 29, 2000
         --------------------------------
         Paul A. Brands


            s/James J. Forese                          Director                      March 29, 2000
         --------------------------------
         James J. Forese


            s/Patrick W. Gross                         Director                      March 29, 2000
         ---------------------------------
         Patrick W. Gross


            s/Dorothy Leonard                          Director                      March 29, 2000
         ---------------------------------
         Dorothy Leonard


            s/W. Walker Lewis                          Director                      March 29, 2000
         ---------------------------------
         W. Walker Lewis


            s/Frederic V. Malek                        Director                      March 29, 2000
         ---------------------------------
         Frederic V. Malek


            s/Frank A. Nicolai                         Director                      March 29, 2000
         ---------------------------------
         Frank A. Nicolai


            s/Alan G. Spoon                            Director                      March 29, 2000
         ---------------------------------
          Alan G. Spoon

                Signature                               Title                           Date
                ---------                               -----                           ----

   (iv)  Directors:



         _________________________                     Director                      March 29, 2000
         Daniel J. Altobello



         _________________________                     Director                      March 29, 2000
         Paul A. Brands



         _________________________                     Director                      March 29, 2000
         James J. Forese



         _________________________                     Director                      March 29, 2000
         Patrick W. Gross



         _________________________                     Director                      March 29, 2000
         Dorothy Leonard



         _________________________                     Director                      March 29, 2000
         W. Walker Lewis



         _________________________                     Director                      March 29, 2000
         Frederic V. Malek



         _________________________                     Director                      March 29, 2000
         Frank A. Nicolai



         _________________________                     Director                      March 29, 2000
         Alan G. Spoon

                                  EXHIBIT INDEX

   Exhibit
   Number       Description
   ------       -----------

   3.1          Second Restated Certificate of Incorporation of the Company             *
                (incorporated herein by reference to the Company's 1995 Annual
                Report on Form 10-K, filed on April 1, 1996).

   3.2          Certificate of Designation of Series A Junior Participating
                Preferred Stock (incorporated herein by reference to Exhibit 2          *
                to the Company's Registration Statement on Form 8-A filed on
                August 4, 1998).

   3.3          By-Laws of the Company, as amended and restated February 27,            *
                1998 (incorporated herein by reference to Exhibit 3.2 of the
                Company's 1997 Annual Report on Form 10-K).

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

  10.1          1996 Amended Stock Option Plan F as amended (incorporated               *
                herein by reference to Exhibit A to the Company's definitive Proxy
                Statement filed on April 15, 1999).

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

   10.11        1996 Incentive Compensation Plan for Executive Officers                 *
                (incorporated herein by reference to Exhibit 10.11 of the Company's
                1998 Annual Report on Form 10-K).

   10.12        1999 Contractor Stock Option Plan (filed herewith)

   13.          1999 Financial Report

   21.          Subsidiaries of the Company

   23.          Consents of Independent Accountants

   23.1         Consent of Deloitte & Touche LLP

   23.2         Consent of PricewaterhouseCoopers LLP

   27.          Financial Data Schedules

   27.1         Financial Data Schedule for the twelve months ended December 31, 1999

                                  EXHIBIT INDEX

   Exhibit
   Number       Description
   ------       -----------

    27.2        Restated Financial Data Schedule for the twelve months ended December 31, 1998

    27.3        Restated Financial Data Schedule for the twelve months ended December 31, 1997

    27.4        Restated Financial Data Schedule for the twelve months ended December 31, 1996

    27.5        Restated Financial Data Schedule for the nine months ended September 30, 1998

    27.6        Restated Financial Data Schedule for the six months ended June 30, 1998

    27.7        Restated Financial Data Schedule for the three months ended March 31, 1998

    27.8        Restated Financial Data Schedule for the nine months ended September 30, 1997

    27.9        Restated Financial Data Schedule for the six months ended June 30, 1997

    27.10       Restated Financial Data Schedule for the three months ended March 31, 1997

------------
*Previously filed.