Form 10-Q
period 2000-03-31
AMERICAN MANAGEMENT SYSTEMS INC
filed 2000-05-11
CIK 310624

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

         X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       -----     SECURITIES EXCHANGE  ACT OF 1934


                 For the Quarterly Period Ended March 31, 2000

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      -----      SECURITIES EXCHANGE ACT OF 1934


                 For the Transition Period From: ________ To: _________

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

As of May 8, 2000, 41,578,286 shares of common stock were outstanding.

                                    CONTENTS

                                                                                                                              Page
                                                                                                                              ----

Part I       Financial Information
             ---------------------
             Item 1.      Financial Statements...........................................................................       1

             Item 2.      Management's Discussion and Analysis of Financial Condition

                          and Results of Operations......................................................................       8

             Item 3.      Quantitative and Qualitative Disclosures about Market Risk.....................................      17

Part II      Other Information
             -----------------
             Item 1.      Legal Proceedings..............................................................................      17

             Item 2.      Changes in Securities..........................................................................      17

             Item 3.      Defaults Upon Senior Securities................................................................      17

             Item 4.      Submission of Matters to a Vote of Security Holders............................................      17

             Item 5.      Other Information..............................................................................      18

             Item 6.      Exhibits and Reports on Form 8-K...............................................................      18

                          PART I FINANCIAL INFORMATION

Item 1.      Financial Statements

             The information furnished in the accompanying Consolidated Statements of Operations, Consolidated Revenues by Market, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and Consolidated Statements of Comprehensive Income reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations and financial condition for the interim periods. The accompanying financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1999, included in the American Management Systems, Incorporated (the "Company" or "AMS") Annual Report on Form 10-K (File No. 0-9233) filed with the Securities and Exchange Commission on March 30, 2000.

                    American Management Systems, Incorporated

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited

                       (In millions except per share data)



                                                                                                              For the Quarter
                                                                                                              Ended March 31,
                                                                                                            2000             1999
                                                                                                            ----             ----

REVENUES..........................................................................................          $311.1          $290.9

EXPENSES
        Client Project Expenses...................................................................           163.0           152.7
        Other Operating Expenses..................................................................           101.7            89.4
        Corporate Expenses........................................................................            21.0            20.9
                                                                                                          --------        --------
                                                                                                             285.7           263.0

INCOME FROM OPERATIONS............................................................................            25.4            27.9

OTHER (INCOME) EXPENSE
        Interest (Income) Expense.................................................................             -              (0.1)
        Other (Income) Expense....................................................................            (1.8)            0.9
        Loss on Equity Investments in Other Companies.............................................             1.3             0.3
                                                                                                         ---------        --------
                                                                                                             ( 0.5)            1.1

INCOME BEFORE INCOME TAXES........................................................................            25.9            26.8

INCOME TAXES......................................................................................            10.6            11.0
                                                                                                          --------        --------
NET INCOME........................................................................................        $   15.3        $   15.8
                                                                                                          ========        ========
WEIGHTED AVERAGE SHARES...........................................................................            41.3            42.3
                                                                                                          ========        ========
BASIC NET INCOME  PER SHARE.......................................................................        $   0.37        $   0.37
                                                                                                          ========        ========
WEIGHTED AVERAGE SHARES AND EQUIVALENTS...........................................................            41.8            43.2
                                                                                                          ========        ========
DILUTED NET INCOME PER SHARE .....................................................................        $   0.36        $   0.37
                                                                                                          ========        ========

                    American Management Systems, Incorporated

                         CONSOLIDATED REVENUES BY MARKET

                                    Unaudited

                                  (In millions)

                                                                                                             For the Quarter
                                                                                                              Ended March 31,
                                                                                                            2000             1999
                                                                                                            ----             ----

        Telecommunications Firms..................................................................         $  78.9         $  74.3

        Financial Services Institutions...........................................................            54.9            46.8

        State and Local Governments and Education.................................................            77.9            88.2

        Federal Government Agencies...............................................................            84.1            65.0

        Other Corporate Clients...................................................................            15.3            16.6
                                                                                                          --------        --------

        Total Revenues............................................................................          $311.1          $290.9
                                                                                                            ======          ======

                    American Management Systems, Incorporated

                           CONSOLIDATED BALANCE SHEETS

                       (In millions except per share data)


                                                                                                3/31/2000
                     ASSETS                                                                    (Unaudited)      12/31/1999
                                                                                               -----------      ----------

CURRENT ASSETS
        Cash and Cash Equivalents......................................................         $  29.2            $111.3
        Accounts and Notes Receivable..................................................           303.2             294.7
        Prepaid Expenses and Other Current Assets......................................            26.8              22.8
                                                                                               --------          --------
                                                                                                  359.2             428.8

FIXED ASSETS
        Equipment .....................................................................            49.0              50.5
        Furniture and Fixtures.........................................................            25.6              25.5
        Leasehold Improvements.........................................................            20.8              19.1
                                                                                               --------          --------
                                                                                                   95.4              95.1
        Accumulated Depreciation and Amortization......................................           (63.9)            (63.9)
                                                                                               --------          --------
                                                                                                   31.5              31.2

OTHER ASSETS
        Purchased and Developed Computer Software (Net of Accumulated
          Amortization of  $78,000,000 and $74,500,000)................................           129.2             114.7
        Intangibles (Net of Accumulated Amortization of $5,700,000 and
          $5,500,000)..................................................................             6.0               6.2
        Other Assets (Net of Accumulated Amortization of $970,000 and
          $940,000)....................................................................            40.5              31.6
                                                                                               --------          --------
                                                                                                  175.7             152.5
                                                                                               --------          --------

TOTAL ASSETS...........................................................................        $  566.4          $  612.5
                                                                                               ========          ========

                    American Management Systems, Incorporated

                           CONSOLIDATED BALANCE SHEETS

                       (In millions except per share data)

                                                                                                    3/31/2000
             LIABILITIES AND STOCKHOLDERS' EQUITY                                                  (Unaudited)         12/31/1999
                                                                                                   -----------         ----------

CURRENT LIABILITIES
        Notes Payable and Capitalized Lease Obligations.....................................        $    6.1          $    6.1
        Accounts Payable....................................................................            17.7              24.6
        Accrued Incentive Compensation......................................................             3.2              51.7
        Other Accrued Compensation and Related Items........................................            41.7              40.7
        Deferred Revenues...................................................................            41.4              57.4
        Other Accrued Liabilities...........................................................             7.6              12.8
        Accrued Contract Losses.............................................................            24.5              27.0
        Income Taxes Payable................................................................             5.9               7.0
                                                                                                   ---------         ---------
                                                                                                       148.1             227.3
        Deferred Income Taxes...............................................................             7.3               2.8
                                                                                                   ---------         ---------
                                                                                                       155.4             230.1

NONCURRENT LIABILITIES
        Notes Payable and Capitalized Lease Obligations.....................................            14.9              16.5
        Other Accrued Liabilities...........................................................            31.8              27.5
        Deferred Income Taxes...............................................................            32.8              28.9
                                                                                                    --------          --------
                                                                                                        79.5              72.9
                                                                                                    --------          --------
TOTAL LIABILITIES ..........................................................................           234.9             303.0

STOCKHOLDERS' EQUITY
        Preferred Stock ($0.10 Par Value; 4,000,000 Shares Authorized,
           None Issued or Outstanding)
        Common Stock ($0.01 Par Value; 200,000,000 Shares Authorized, 51,057,214
           and 51,057,214 Issued and 41,539,061 and 41,018,387
           Outstanding).....................................................................             0.5               0.5
        Capital in Excess of Par Value......................................................            83.7              89.5
        Retained Earnings...................................................................           312.5             297.2
        Currency Translation Adjustment.....................................................           (15.1)            (12.2)
        Common Stock in Treasury, at Cost (9,518,153 and
           10,038,827 Shares)...............................................................           (50.1)            (65.5)
                                                                                                    --------          --------
                                                                                                       331.5             309.5
                                                                                                    --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................................         $ 566.4           $ 612.5
                                                                                                    ========          ========

                    American Management Systems, Incorporated

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited

                                  (In millions)

                                                                                                             For the Quarter
                                                                                                              Ended March 31,
                                                                                                            2000          1999
                                                                                                            ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income......................................................................................    $  15.3       $   15.8
      Adjustments to Reconcile Net Income to Net Cash Used
         in Operating Activities:
           Depreciation ..............................................................................        2.3            3.6
           Amortization...............................................................................        3.9           11.4
           Loss on Investments in Other Companies.....................................................        1.3            0.3
           Deferred Income Taxes......................................................................        8.5            4.4
           Provision for Doubtful Accounts............................................................        1.2            2.1
      Changes in Assets and Liabilities:
           Increase in Trade Receivables..............................................................       (9.7)          (4.9)
           Increase in Prepaid Expenses and Other Current Assets......................................       (3.9)          (3.9)
           Increase in Other Assets...................................................................       (3.4)          (8.3)
           Decrease in Accrued Incentive Compensation.................................................      (44.9)         (46.9)
           (Decrease) Increase in Accounts Payable, Other Accrued
              Compensation, and Liabilities...........................................................       (6.9)           3.7
           Provision for Contract Losses..............................................................       (2.5)          (0.1)
           Decrease in Deferred Revenue...............................................................      (16.0)          (4.0)
           Decrease in Income Taxes Payable...........................................................       (1.1)          (8.2)
                                                                                                         ---------      --------
      Net Cash Used in Operating Activities...........................................................      (55.9)         (35.0)
                                                                                                          --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of Fixed Assets........................................................................       (2.6)          (1.1)
      Purchase of Computer Software and Investment in Software Products ..............................      (18.4)         (16.4)
      Other Investments and Intangibles...............................................................       (6.8)          (2.7)
      Proceeds from Sale of Fixed Assets and Purchased Computer Software..............................        -              2.6
                                                                                                         ---------      --------
      Net Cash Used in Investing Activities...........................................................      (27.8)         (17.6)
                                                                                                         ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings......................................................................................        -              -
      Payments on Borrowings..........................................................................       (1.5)          (0.5)
      Proceeds from Common Stock Options Exercised....................................................        6.1            4.2
      Payments to Acquire Treasury Stock..............................................................       (0.1)          (2.2)
                                                                                                         ---------      --------
      Net Cash Provided by Financing Activities.......................................................        4.5            1.5
                                                                                                         --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............................................................       (2.9)          (3.6)
                                                                                                         ---------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS.............................................................      (82.1)         (54.7)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................................................      111.3          119.3
                                                                                                         --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................................................   $   29.2       $   64.6
                                                                                                         ========       ========
NON-CASH OPERATING AND FINANCING ACTIVITIES:
      Treasury Stock Utilized to Satisfy Accrued Incentive
         Compensation Liabilities.....................................................................   $    3.6       $    5.1
      Treasury Stock Utilized to Satisfy Stock Options Exercised......................................   $    5.8       $    6.5

                    American Management Systems, Incorporated

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                    Unaudited

                                  (In millions)

                                                                                                              For the Quarter
                                                                                                               Ended March 31,
                                                                                                            2000            1999
                                                                                                            ----            ----

NET INCOME ...........................................................................................      $15.3          $15.8

OTHER COMPREHENSIVE INCOME (LOSS):
      Currency Translation Adjustment.................................................................       (2.9)          (3.6)
                                                                                                            -----          -----
COMPREHENSIVE INCOME..................................................................................      $12.4          $12.2
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

                                                                                     Percentage of                 Period-to-Period
                                                                                    Total Revenues                      Change
                                                                                 -----------------------           ---------------
                                                                                     Quarter Ended                   Quarter Ended
                                                                                         March 31,                 March 31, 2000
                                                                                                                        vs
                                                                                    2000           1999            March 31, 1999
                                                                                 ---------      --------           --------------

Revenues..................................................................           100.0%        100.0%                    6.9%

Expenses

      Client Project Expenses.............................................            52.4          52.5                     6.7
      Other Operating Expenses............................................            32.6          30.7                    13.8
      Corporate Expenses..................................................             6.8           7.2                     0.5
                                                                                   -------       -------
                                                                                      91.8          90.4                     8.6

Income from Operations....................................................             8.2           9.6                    (9.0)

Other (Income) Expense....................................................            (0.1)          0.4                   145.5
                                                                                  --------       -------
Income Before Income Taxes................................................             8.3           9.2                    (3.4)

Income Taxes..............................................................             3.4           3.8                    (3.6)
                                                                                   -------       -------
Net Income................................................................             4.9           5.4                    (3.2)

Weighted Average Shares...................................................                                                  (2.4)

Basic Net Income per Share................................................                                                   -

Weighted Average Shares and Equivalents...................................                                                  (3.2)

Diluted Net Income per Share..............................................                                                  (2.7)

           REVENUES

           Revenues increased 7% during the first quarter of 2000, compared to the same 1999 period. Looking ahead to the rest of 2000, the Company expects continued revenue growth at higher rates across all target markets beginning in the second quarter.

           The Company continues to focus on delivering high-value, customer-facing Web solutions - including eBill, eCare and eMarketing - tailored to clients in financial services, telecommunications, government and utilities. These solutions help firms achieve greater cost savings, deliver improved customer service and leverage cross-sell and up-sell opportunities in their markets. The new "eCustomer" practice builds upon the Company's existing, significant eCommerce client base. During the first quarter of 2000 direct eCommerce revenues increased over 100% (to $47.0 million) compared to the same 1999 period, and eCommerce-related revenues increased more than 20% (to $143.7 million) when compared to the same 1999 period. The Company expects to continue rapid growth in its eCommerce revenue for 2000 in all of its target markets.

           Business with non-US clients remained flat during the first quarter of 2000, compared to the same 1999 period. Business with non-US clients represents 17% ($53.6 million) of the Company's revenues. The Company continues to increase its non-US client base and expand the number of services offered to these clients. The Company believes that it is well positioned to achieve growth in non-US business going forward. For the year 2000, the Company expects non-US business and European business in particular, to show growth over 1999, mainly in the Telecommunications Firms and the State and Local Governments and Education target markets.

           In the Telecommunications Firms market, a market that continues to be characterized by large projects with relatively few clients, revenues increased 6% in the first quarter of 2000, when compared to the first quarter of 1999. This revenue increase is slower than the Company expects for the remainder of the year due to the completion of large projects in the fourth quarter of 1999, M&A activity in the industry and certain new projects not ramping up as quickly as anticipated. Non-US revenues in this market remained flat for the quarter, compared to the same 1999 period. For the year 2000, the Company anticipates revenue growth in this market to increase at rates slightly above the Company's overall revenue growth. The Company's development of its next generation of customer care and billing software, known as "Tapestry," is continuing to progress through a contract with a European client. Because that client is sharing part of the cost of development, collections from that contract did not contribute materially to revenue growth in this market in the first quarter of 2000. Rather, the Company applies such collections as a reduction to the capitalized software costs. This software development effort is scheduled to be completed and fully delivered to the client late in the first half of 2000. There continues to be significant market interest in Tapestry.

           Notwithstanding actual and projected revenue growth, there continues to be risks in this market. Competition for experienced staff is especially intense in the telecommunications field, and staffing remains one of the Company's critical challenges. Additionally, the Company works in countries located in regions other than Western Europe and North America from time to time and the delivery risks in some of these other countries may be higher. Revenues in the Telecommunications Firms market in these countries were less than 2% of the Company's total revenues for the first quarter of 2000.

           In the Financial Services Institutions target market, revenues in the first quarter of 2000 increased 17% over the comparable 1999 period. This revenue increase is driven by increased business with new clients and a resurgence of the marketplace rebounding from last year's slowdown associated with Year 2000 "lockdowns" and M&A activity. Business with non-US clients increased 7% in this market accounting for approximately 34% of the first quarter revenues in this market ($18.4 million). For 2000, the Company anticipates revenue growth in this market to increase at rates greater than the Company's overall revenue growth rate, with an increased emphasis on eCommerce business.

           In the State and Local Governments and Education target market, revenues decreased 12% in the first quarter of 2000 when compared to the first quarter of 1999. The Company anticipated this decrease, due to the completion of several large projects as well as a slowdown in the marketplace from Year 2000 "lockdowns" which led to slower project starts in the second half of 1999 and the beginning of this year. In addition, the Company believes this target market was close to its peak performance throughout the first half of 1999. Revenues in the first quarter of 1999 were driven by a rapid build-up of several large contracts with state taxation departments looking to make substantial improvements in their ability to collect delinquent taxes and several new engagements for financial and revenue systems. Revenues in the State and Local Governments and Education market are expected to increase significantly beginning in the second quarter, with revenues for the year 2000 increasing at rates below the Company's overall revenue growth rate, due to a continued slowdown in new procurements compared to the prior year. On certain contracts with state taxation departments, the Company's fees are paid out of the benefits (increased collections) that the client achieves. Depending on certain criteria known at the beginning of a benefit-funded contract (contracts whereby the amounts due the Company are payable based on actual benefits derived by the client), the Company may defer recognition of revenues until that point at which management could predict, with reasonable certainty, that the benefit stream would generate amounts sufficient to fund the contract. From that point forward, revenues are recognized on a percentage of completion basis. All of the current large multi-year benefit-funded contracts are now being recognized on a percentage of completion basis.

          Revenues in the Federal Government target market increased 29% in the first quarter of 2000, compared to the same 1999 period. A main driver in this target market continues to be the award in mid-1997 of a significant multi-year contract with the Department of Defense for its Standard Procurement System ("SPS"), which accounted for one-third of the first quarter revenue growth. In addition, the Company experienced a strong ramp up from awards made in the fourth quarter of 1999 with existing clients as well as new business with both defense and civilian agencies. For the year 2000, the Company expects revenues in this target market to increase over 1999 at a rate approximating the Company's overall revenue growth rate. These revenue increases will continue to be driven primarily by the SPS contract and by contracts with clients using the Company's federal financial systems.

           Revenues in the Other Corporate Clients market decreased 8% during the first quarter, compared to the same 1999 period. The 2000 decrease is mainly attributable to a slow start in the Healthcare marketplace associated with Year 2000 issues. Beginning in second quarter, the Company anticipates increased business with new clients in the healthcare market and the electric and gas utilities market. For all of 2000, the Company expects revenue growth in this market to increase at the same rate of growth as the Company's overall growth rate.

           EXPENSES

           Client project expenses and other operating expenses together increased 9% during the first quarter of 2000 compared with the first quarter of 1999. This increase was faster than the growth rate in revenues for the comparable 1999 period due to the dedication of resources for marketing, training, and infrastructure focusing on the Company's strategic alliances, as well as increased business development efforts and investments. For all of 2000, the Company anticipates that these expenses will grow at rates lower than the revenue growth rate. The Company has made significant expenditures related to development of the "Tapestry" software. A majority of these expenditures have been and will be capitalized. Key software deliveries were made early in the fourth quarter of 1999 and the Company is targeting another delivery of the software for mid-2000. Amortization of the Tapestry product is scheduled to begin late in the first half of 2000.

           During the first quarter of 2000, corporate expenses remained flat compared to the first quarter of 1999. Corporate expenses increased slower than the growth in revenues over the first quarter of 1999, due in part to a reduction in accruals for corporate level performance-based incentive compensation, and profit-based compensation accruals under the Company's restricted stock program. For the year 2000, the Company expects corporate expenses to grow at rates below the Company's revenue growth rate.

           The Company is continuing to address the ongoing disputes on a project an AMS subsidiary undertook for Bezeq, the Israeli telephone company ("Bezeq"), mentioned in the Company's Form 10-K for the year ended December 31, 1999 filed on March 30, 2000. During the first quarter of 2000 the provision established for this contract ($7 million established in 1998 and $20 million established in 1999) was reduced by $2.5 million for settlement payments made to a subcontractor for this contract. These costs were expected by the Company and were included in the provision as potential costs related to this contract. The Company continues to maintain the remaining provision ($24.5 million) for potential losses related to this project, which continues to be deemed adequate.

           INCOME FROM OPERATIONS

           Income from operations decreased 9% for the first quarter of 2000, compared to the first quarter of 1999. This decrease is driven by substantial investments in marketing, training, and infrastructure focusing on the Company's strategic alliances as well as business development efforts and investments. The Company's profit margins have continued to remain strong due to an ongoing emphasis on well-structured and priced engagements and tightly managed delivery risk. For 2000, the Company continues to focus on controlling expenses while emphasizing managed growth and expects improved profit margins when compared with 1999 results.

           OTHER (INCOME) EXPENSE

           Interest (income) expense increased during the first quarter of 2000 compared with the same period in 1999, because of temporary increases in the amounts of short-term borrowings driven by increased investments in strategic alliances combined with large payments for the Company's performance-based compensation plans during the first quarter of 2000. Other (income) expense decreased in the first quarter of 2000, compared to the same period in 1999, primarily because of a reduction of an accrued loss recorded in the fourth quarter of 1999 related to unoccupied space.

           In late 1998, the Company established a joint venture with Bank of Montreal to provide online processing services for loan applications to small and mid-size financial institutions via a new firm, Competix, Inc. (formerly Competix, L.L.C.). The Company incurred a loss of $1.3 million during the first quarter of 2000 compared to a loss of $0.3 million during the comparable 1999 period related to this joint venture. The Company expects Competix, Inc. to continue generating losses in the year 2000.

FOREIGN CURRENCY EXCHANGE

           In the first quarter of 2000, approximately 17% of the Company's revenues were derived from non-US business. The Company's practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. However, the Company seeks to negotiate provisions in contracts with non-US clients that allow pricing adjustments related to currency fluctuations. In a further effort to mitigate foreign currency exchange risk, the Company has established a notional cash pool with a European bank. This arrangement allows the Company to better utilize its cash resources among all of the Company's subsidiaries, without incurring foreign currency conversion risks, thereby mitigating foreign currency exposure for these transactions. The Company also actively manages the excess cash balances in the cash pool, which will increase interest income on short-term investments. In the past, the Company has employed limited hedging of inter-company balance sheet transactions through derivative instruments (foreign currency swap contracts); however, as of March 31, 2000, the Company had no outstanding derivative contracts.

LIQUIDITY AND CAPITAL RESOURCES

           The Company provides for its operating cash requirements primarily through funds generated from operations. Through an available bank facility, the Company can also provide for cash and currency management with respect to the short-term impact of certain cyclical uses, such as annual payments of incentive compensation as well as financing, from time to time, accounts receivable. At March 31, 2000, the Company's cash and cash equivalents totaled $29.2 million, down from $111.3 million at the end of 1999. Cash used in operating activities for the first quarter of 2000 was $55.9 million due to payments for incentive compensation and other employee benefits.

           During the first quarter of 2000, the Company invested over $27.8 million in fixed assets, software purchases, computer software and other investments. These investments are driven by the Company's expansion of its strategic alliances and business ventures. Specifically, in early 2000 the Company established an equity partnership with govWorks, a privately held dot-com company targeting eBusiness opportunities in the state and local government marketplace. While the revolving line of credit was utilized during the first quarter, revolving line of credit borrowings were zero at March 31, 2000. During the first quarter, the Company made approximately $1.5 million in installment payments of principal on outstanding debt owed to banks; the Company also received proceeds of approximately $6.1 million during the period from the exercise of stock options and the tax benefits related thereto. The Company made no material repurchases of common stock during the first quarter of 2000.

           At March 31, 2000, the Company's debt-equity ratio, as measured by total liabilities divided by stockholders' equity was 0.71, down from 0.98 at December 31, 1999.

           The Company's material unused source of liquidity at the end of the first quarter of 2000 consisted of $120.0 million under the multi-currency revolving credit agreement with Bank of America and Wachovia Bank as agents. The Company believes that its liquidity needs can be met from the various sources described above.

           As required by the original terms of its contract with Bezeq, a subsidiary of the Company has entered into bank guarantees in Bezeq's favor securing its performance under this contract. At March 31, 2000, approximately $19.8 million was outstanding under such bank guarantees. See "Results of

Operations - Expenses," above for additional information about the Bezeq contract. On August 8, 1999, the Company's subsidiary sought and received a temporary injunction from the Jerusalem District Court prohibiting Bezeq from realizing on the guarantees. On December 29, 1999, the Jerusalem District Court ruled that the AMS subsidiary may not enjoin Bezeq from drawing on the bank guarantees. The AMS subsidiary promptly appealed that decision to the Israeli Supreme Court, where the matter is pending. In the event the Israeli Supreme Court does not grant a permanent injunction, and Bezeq were to call on these guarantees, the Company's liquidity would not be materially jeopardized. On September 3, 1999, Bezeq sent a notice to the relevant AMS subsidiary purporting to terminate the contract, which the Company does not agree that Bezeq is entitled to do. On September 9, 1999, Bezeq sued the AMS subsidiary party to the contract in Jerusalem District Court. Bezeq alleges damages of approximately $39 million based on breach of contract, which figure includes amounts Bezeq could seek to draw under the bank guarantees. The Company's subsidiary is contesting these allegations vigorously in appropriate court submissions. The Company does not anticipate any material adverse effect on its liquidity as a result of these claims alleged by Bezeq against the AMS subsidiary. On January 19, 2000 the AMS subsidiary filed a counterclaim against Bezeq for approximately $58.8 million in damages due to breach of contract and other claims.

YEAR 2000 ISSUES

           Since 1997, the Company has been engaged in the process of reviewing, remediating, testing, and contingency planning for any unexpected failures of its internal information technology infrastructure, its suppliers, and the software it develops for and licenses to its customers, in order to prevent the occurrence of any material Year 2000 problems. This company-wide effort included participation at levels from the Audit Committee of the Board of Directors to dedicated information technology staff. The Company was able to remediate and test its critical information technology systems in advance of December 31, 1999. Through the date of this Form 10-Q, the Company has experienced no material unresolved problems related to Year 2000, including the changeover from December 31, 1999, to January 1, 2000, and the leap day, February 29, 2000, in connection with either its internal information technology infrastructure or in the software it has licensed to its customers. In addition, no major suppliers have failed to meet their obligations as a result of the Year 2000.

           The Company spent approximately $5.0 million during the 1999 fiscal year on all of its Year 2000 compliance efforts, which, combined with other expenditures to date, amounts to total expenditures of approximately $11.0 million on Year 2000 compliance over the past 4 years.

           The Company will continue to monitor its internal and licensed information technology and non-information technology systems, as well as those of the third parties with whom it conducts business, through the middle of the Year 2000 to ensure that any latent year 2000 issues that may arise are addressed promptly. Although the Company does not anticipate any additional material expenditures relating to Year 2000 compliance, it cannot provide any assurance as to the magnitude of any future costs until a more significant period of time has passed from the Year 2000 changeover.

NEW ACCOUNTING PRONOUNCEMENTS

           In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The FASB delayed the effective date of this standard for one year to fiscal years beginning after June 15, 2000. The Company will be required to adopt this standard by January 1, 2001. The Company does not anticipate early adoption of this new standard. Due to the complexity of this new standard, the Company has not completed an assessment of the impact it will have on its financial position or results of operations. The Company currently has no material derivative transactions, which would be impacted by this new standard.

                 ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING

                                 STATEMENTS AND

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

           Over the next several years, the Company expects to continue to manage its growth in revenues. The continuing controlled growth in revenues should enable the Company to continue improving its profit margins, as in past years, excluding the after-tax reserves for a troubled contract signed two years ago.

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

           There is also the risk of failing to successfully manage large projects and the risk that the unanticipated delay, suspension, renegotiation or cancellation of a large project could have an adverse impact on operating results. Any such development in a project could result in a decline in revenues or profits, the need to relocate staff, a lawsuit or other dispute with a client regarding money owed, or damages incurred as a result of alleged non-performance by AMS and a diminution of AMS's reputation. Changing client requirements, such as scope changes and process issues, and delays in client acceptance of interim project deliverables, are other examples of risks of non-performance, especially in large complex projects. All of these risks are magnified in the largest projects and markets simply because of their size. The Company's business is characterized by large contracts producing high percentages of the Company's revenues. For example, 40% of the Company's total revenues in 1999 was derived from business with 17 clients.

           The Company has experienced, and may continue to experience for several more months, some diversion of work, both pending and new opportunities, and decreases in revenues and profit margins, as a result of client Year 2000 compliance issues. Although these risks exist potentially across the Company's engagements, they are magnified in certain target markets, such as the Financial Services Institutions and the State and Local Governments markets given the need for Year 2000 compliance certainty in those markets. See "YEAR 2000 ISSUES"
section in MD&A for additional information on Year 2000 compliance issues.

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

           The Company also faces the risk of increased competition in the markets in which it participates. In addition to any risk that the Company's competitors may create, some of the Company's current or prospective clients may decide to perform projects with their in-house staff that the Company might otherwise have undertaken. The Company also faces the risk of shrinking markets resulting from mergers and other consolidations of clients or prospective clients. Increased competition from industry rivals, as well as decisions by clients to outsource fewer projects or to consolidate with others in the Company's markets, could have a negative impact on pricing, revenues and margins.

           Events such as unanticipated declines in revenues or profits could in turn result in immediate fluctuations in the trading price and volume of the Company's stock. Certain other risks, including, but not limited to, the Company's international scope of operations, are discussed elsewhere in this Form 10-Q. Increasingly, the Company conducts business in countries other than Western Europe and North America. Contracts being performed in such non-Western countries can have higher delivery risks for a variety of reasons. Because the Company operates in a rapidly changing and highly competitive market, additional risks not discussed in this Form 10-Q may emerge from time to time. The Company cannot predict such risks or assess the impact, if any, that such risks may have on its business. Consequently, the Company's various forward-looking statements, made, or to be made, should not be relied upon as a prediction of actual results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

           The information required by this item is hereby incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000. There have been no material changes in the Company's market risk from that disclosed in the Company's 1999 Form 10-K.

                            PART II OTHER INFORMATION

Item 1.    Legal Proceedings

           State of Mississippi v American Management Systems, Inc., No 251-99.382-CIV (Circuit Court of Hinds County, Mississippi) - On April 22, 1999 AMS received a letter from the State of Mississippi terminating AMS's contract with the State for the development of an automated revenue system. On the same date AMS also was served with a complaint filed in the Circuit Court of Hinds County, Mississippi, First Judicial District. In the complaint the State alleges that AMS has failed to deliver software conforming to the contract between the parties. The State seeks compensatory damages of $234,296,000 and punitive damages of $750,000,000. The compensatory damages include support for the project, monies paid to AMS, the cost of a new contractor and inefficiencies arising from continued use of less efficient technology. The complaint was filed ten days before AMS was to go live on a major portion of the software. AMS believes the action is without merit. AMS filed an Answer on May 24, 1999 denying Mississippi's allegations and asserting counterclaims for payment of certain deliverables accepted by the State, including work in progress. Discovery is under way and is expected to be completed in May 2000. In February 2000, AMS filed three motions for summary judgment and supporting briefs. These motions are under consideration by the Court. A mediation is scheduled to occur on June 6, 2000.

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

                      10.12 1999 Contractor Stock Option Plan (incorporated herein by reference to Exhibit 10.12 of the Company's 1999 Annual Report on Form 10-K)

           13.        1999 Financial Report

           27.        Financial Data Schedule

    (b)    Reports on Form 8-K

           NONE.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               AMERICAN MANAGEMENT SYSTEMS, INCORPORATED






Date:      May 12, 2000                        /s/  Paul A. Brands
       --------------------                    ----------------------------------------------------------------
                                               Paul A. Brands, Chairman and Chief Executive Officer



Date:      May 12, 2000                        /s/ Ronald L. Schillereff
       --------------------                    ----------------------------------------------------------------
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

       10.12      1999 Contractor Stock Option Plan (incorporated herein by reference        *
                   to Exhibit 10.12 of the Company's 1999 Annual Report on Form 10-K)

       13.        1999 Financial Report                                                      *

       27.        Financial Data Schedule

-----------------------
*Previously filed.