Form 10-Q
period 2000-06-30
AMERICAN MANAGEMENT SYSTEMS INC
filed 2000-08-15
CIK 310624

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

        X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      -----

               For the Quarterly Period Ended June 30, 2000

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      -----

               For the Transition Period From:_____________To:_________________

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

                                    YES X       NO
                                       --         --

As of August 9, 2000, 41,655,165 shares of common stock were outstanding.

                                    CONTENTS

                                                                                                          Page
                                                                                                          ----

Part I     Financial Information
           ---------------------
           Item 1.    Financial Statements..............................................................     1

           Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.........................................................     8

           Item 3.    Quantitative and Qualitative Disclosures about Market Risk........................    17

Part II    Other Information
           -----------------
           Item 1.    Legal Proceedings.................................................................    17

           Item 2.    Changes in Securities.............................................................    18

           Item 3.    Defaults Upon Senior Securities...................................................    18

           Item 4.    Submission of Matters to a Vote of Security Holders...............................    18

           Item 5.    Other Information.................................................................    18

           Item 6.    Exhibits and Reports on Form 8-K..................................................    18


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

                    American Management Systems, Incorporated

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited

                       (In millions except per share data)





                                                                        For the Quarter        For the Six Months
                                                                        Ended June 30,         Ended June 30,
                                                                         2000       1999         2000       1999
                                                                       --------   --------     --------   --------

REVENUES..........................................................      $318.0     $305.3        $629.1     $596.2
EXPENSES
    Client Project Expenses.......................................       162.9      166.1         325.9      318.8
    Other Operating Expenses......................................       105.7       87.9         207.4      177.3
    Corporate Expenses............................................        21.8       22.1          42.8       43.0
    Provision for Specific Contract...............................           -       20.0            -        20.0
                                                                       -------   --------       -------   ---------
                                                                         290.4      296.1         576.1      559.1

INCOME FROM OPERATIONS............................................        27.6        9.2          53.0       37.1

OTHER (INCOME) EXPENSE
    Interest (Income) Expense.....................................         1.4        0.2           1.4        0.1
    Other (Income) Expense........................................          -         0.1          (1.8)       1.0
    (Gain) Loss on Equity Investments.............................        (1.1)       1.1           0.2        1.4
                                                                       -------   --------       -------   ---------
                                                                           0.3        1.4          (0.2)       2.5

INCOME BEFORE INCOME TAXES........................................        27.3        7.8          53.2       34.6
INCOME TAXES......................................................        11.2        3.2          21.8       14.2
                                                                       -------   --------       -------   --------
NET INCOME........................................................      $ 16.1     $  4.6        $ 31.4     $ 20.4
                                                                       =======   ========       =======   ========
WEIGHTED AVERAGE SHARES...........................................        41.6       42.5          41.4       42.3
                                                                       =======   ========       =======   ========
BASIC NET INCOME PER SHARE........................................      $ 0.39     $ 0.11        $ 0.76     $ 0.48
                                                                       =======   ========       =======   ========
WEIGHTED AVERAGE SHARES AND EQUIVALENTS...........................        42.4       43.2          42.1       43.2
                                                                       =======   ========       =======   ========
DILUTED NET INCOME PER SHARE......................................      $ 0.39     $ 0.10        $ 0.75     $ 0.47
                                                                       =======   ========       ========= ========

                    American Management Systems, Incorporated

                         CONSOLIDATED REVENUES BY MARKET

                                    Unaudited

                                  (In millions)

                                                                         For the Quarter        For the Six Months
                                                                         Ended June 30,          Ended June 30,
                                                                         2000       1999          2000       1999
                                                                       --------   --------      --------   --------
Telecommunications Firms...........................................    $  78.2    $  84.0        $157.1     $158.3

Financial Services Institutions....................................       54.5       47.4         109.4       94.2

State and Local Governments and Education..........................       79.5       83.4         157.4      171.6

Federal Government Agencies........................................       90.1       74.7         174.2      139.7

Other Corporate Clients............................................       15.7       15.8          31.0       32.4
                                                                      --------   --------      --------   --------

Total Revenues.....................................................     $318.0     $305.3        $629.1     $596.2
                                                                        ======     ======        ======     ======


                    American Management Systems, Incorporated

                           CONSOLIDATED BALANCE SHEETS

                      (In millions except per share data)




                                                                                       6/30/2000
                  ASSETS                                                              (Unaudited)      12/31/1999
                                                                                      -----------    -------------

CURRENT ASSETS
   Cash and Cash Equivalents..................................................            $ 22.2           $111.3
   Accounts and Notes Receivable..............................................             315.3            294.7
   Prepaid Expenses and Other Current Assets..................................              22.4             22.8
                                                                                        --------         --------
                                                                                           359.9            428.8

FIXED ASSETS
   Equipment..................................................................              49.3             50.5
   Furniture and Fixtures.....................................................              25.4             25.5
   Leasehold Improvements.....................................................              21.0             19.1
                                                                                        --------         --------
                                                                                            95.7             95.1
   Accumulated Depreciation and Amortization..................................             (63.7)           (63.9)
                                                                                        --------         --------
                                                                                            32.0             31.2

OTHER ASSETS
   Purchased and Developed Computer Software (Net of Accumulated
     Amortization of  $82,100,000 and $74,500,000)............................             141.6            114.7
   Intangibles (Net of Accumulated Amortization of $5,600,000 and
     $5,500,000)..............................................................               5.8              6.2
   Other Assets (Net of Accumulated Amortization of $1,000,000 and
     $940,000)................................................................              50.7             31.6
                                                                                        --------         --------
                                                                                           198.1            152.5
                                                                                        --------         --------

TOTAL ASSETS    ..............................................................            $590.0           $612.5
                                                                                        ========         ========


                    American Management Systems, Incorporated

                           CONSOLIDATED BALANCE SHEETS

                      (In millions except per share data)






                                                                                       6/30/2000
           LIABILITIES AND STOCKHOLDERS' EQUITY                                       (Unaudited)      12/31/1999
                                                                                      -----------    -------------
CURRENT LIABILITIES
   Notes Payable and Capitalized Lease Obligations............................            $ 17.1           $  6.1
   Accounts Payable...........................................................              16.6             24.6
   Accrued Incentive Compensation.............................................              18.2             51.7
   Other Accrued Compensation and Related Items...............................              46.4             40.7
   Deferred Revenues..........................................................              36.9             57.4
   Other Accrued Liabilities..................................................               5.8             12.8
   Accrued Contract Losses....................................................               4.7             27.0
   Income Taxes Payable.......................................................               3.7              7.0
                                                                                       ---------        ---------
                                                                                           149.4            227.3
   Deferred Income Taxes......................................................               5.9              2.8
                                                                                       ---------        ---------
                                                                                           155.3            230.1

NONCURRENT LIABILITIES
   Notes Payable and Capitalized Lease Obligations............................              13.4             16.5
   Other Accrued Liabilities..................................................              34.7             27.5
   Deferred Income Taxes......................................................              37.9             28.9
                                                                                        --------         --------
                                                                                            86.0             72.9
                                                                                        --------         --------
TOTAL LIABILITIES.............................................................             241.3            303.0

STOCKHOLDERS' EQUITY
   Preferred Stock ($0.10 Par Value; 4,000,000 Shares Authorized,
      None Issued or Outstanding)
   Common Stock ($0.01 Par Value; 200,000,000 Shares Authorized, 51,057,214
      and 51,057,214 Issued and 41,644,396 and 41,018,387
      Outstanding)............................................................               0.5              0.5
   Capital in Excess of Par Value.............................................              83.1             89.5
   Retained Earnings..........................................................             328.6            297.2
   Currency Translation Adjustment............................................             (16.5)           (12.2)
   Common Stock in Treasury, at Cost (9,412,818 and
      10,038,827 Shares)......................................................             (47.0)           (65.5)
                                                                                         -------          -------
                                                                                           348.7            309.5
                                                                                         -------          -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................................        $590.0           $612.5
                                                                                          ======           ======


                    American Management Systems, Incorporated

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited

                                  (In millions)


                                                                                           For the Six Months
                                                                                               Ended June 30,

                                                                                            2000          1999
                                                                                         ----------    ---------
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income........................................................................   $  31.4      $  20.4
     Adjustments to Reconcile Net Income to Net Cash (Used in) Provided
        by Operating Activities:
         Depreciation .................................................................       4.7          6.9
         Amortization..................................................................       7.9         11.6
         Loss on Investments in Other Companies........................................       3.7          1.4
         Deferred Income Taxes.........................................................      12.2          1.6
         Provision for Doubtful Accounts...............................................       2.4          3.8
     Changes in Assets and Liabilities:
         Increase in Trade Receivables.................................................     (23.0)        (0.1)
         Decrease (Increase) in Prepaid Expenses and Other Current Assets..............       0.5         (1.7)
         Increase in Other Assets......................................................     (14.0)        (6.4)
         Decrease in Accrued Incentive Compensation....................................     (29.9)       (30.6)
         (Decrease) Increase in Accounts Payable, Other Accrued
            Compensation, and Liabilities..............................................      (2.1)        10.7
         (Decrease) Increase in Provision for Contract Losses..........................     (22.3)        20.0
         (Decrease) Increase in Deferred Revenue.......................................     (20.5)         4.4
         Decrease in Income Taxes Payable..............................................      (3.4)        (8.3)
                                                                                         --------     --------
     Net Cash (Used in) Provided by Operating Activities...............................     (52.4)        33.7
                                                                                         ---------     -------
   CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Fixed Assets..........................................................      (5.4)        (3.5)
     Purchase of Computer Software and Investment in Software Products ................     (34.8)       (27.7)
     Other Investments and Intangibles.................................................      (8.6)        (2.7)
     Proceeds from Sale of Fixed Assets and Purchased Computer Software................      (0.1)         3.6
                                                                                             -----   ---------

     Net Cash Used in Investing Activities.............................................     (48.9)       (30.3)
                                                                                          -------      -------
   CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings........................................................................      11.0           -
     Payments on Borrowings............................................................      (3.0)        (2.1)
     Proceeds from Common Stock Options Exercised......................................       8.6          5.3
     Payments to Acquire Treasury Stock................................................      (0.1)        (5.9)
                                                                                          -------     --------
     Net Cash Provided by (Used in) Financing Activities...............................      16.5         (2.7)
                                                                                          -------     --------
   EFFECT OF EXCHANGE RATE CHANGES ON CASH.............................................      (4.3)        (5.0)
                                                                                          -------      -------
   NET DECREASE IN CASH AND CASH EQUIVALENTS...........................................     (89.1)        (4.3)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................     111.3        119.3
                                                                                           ------      -------
   CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................    $ 22.2       $115.0
                                                                                           ======       ======
   NON-CASH OPERATING AND FINANCING ACTIVITIES:
      Treasury Stock Utilized to Satisfy Accrued Incentive
        Compensation Liabilities.......................................................   $   3.6     $    5.2
      Treasury Stock Utilized to Satisfy Stock Options Exercised.......................   $   6.4     $    7.6


                    American Management Systems, Incorporated

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                    Unaudited

                                  (In millions)



                                                              For the Quarter             For the Six Months
                                                               Ended June 30,              Ended June 30,
                                                              2000         1999             2000          1999
                                                           ----------   ----------       ----------    ---------
NET INCOME.........................................         $ 16.1         $ 4.6            $31.4        $20.4

OTHER COMPREHENSIVE INCOME (LOSS):
     Currency Translation Adjustment...............           (1.4)         (1.4)            (4.3)        (5.0)
                                                           -------         -----          -------      -------
COMPREHENSIVE INCOME...............................         $ 14.7         $ 3.2            $27.1        $15.4
                                                            ======         =====            =====        =====


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



                                                          Percentage of
                                                         Total Revenues              Period-to-Period Change
                                                         --------------     ----------------------------------------
                                                         Quarter Ended       Quarter Ended    Six Months Ended
                                                           June 30,          June 30, 2000       June 30, 2000
                                                                                  vs.                 vs.
                                                       2000        1999      June 30, 1999        June 30, 1999
                                                     --------    -------     -------------        -------------
Revenues.......................................        100.0%      100.0%          4.2%                 5.5%

Expenses
   Client Project Expenses.....................         51.2        54.4          (1.9)                 2.2
   Other Operating Expenses....................         33.2        28.8          20.3                 17.0
   Corporate Expenses..........................          6.9         7.2          (1.4)                (0.5)
   Provision for Specific Contract.............          -           6.6
                                                     -------     -------
                                                        91.3        97.0          (1.9)                 3.0

Income from Operations.........................          8.7         3.0         200.0                 42.8

Other (Income) Expense.........................          0.1         0.5         (78.6)              (108.0)
                                                     -------     -------
Income Before Income Taxes.....................          8.6         2.5         250.0                 53.8

Income Taxes...................................          3.5         1.0         250.0                 53.5
                                                     -------     -------
Net Income.....................................          5.1         1.5         250.0                 53.9

Weighted Average Shares........................                                   (2.1)                (2.1)

Basic Net Income per Share.....................                                  254.5                 58.3

Weighted Average Shares and Equivalents........                                   (1.9)                (2.5)

Diluted Net Income per Share...................                                  290.0                 59.6


      REVENUES

      Revenues increased 4% during the second quarter and 6% during the first six months of 2000, compared to the same 1999 periods. Throughout the second half, the Company expects revenue growth at higher rates across all target markets.

      The Company continues to focus on expanding its delivery of high-value, customer-facing Web solutions - including eBill, eCare and eMarketing - tailored to clients in financial services, telecommunications, government and utilities. These solutions help firms achieve greater cost savings, deliver improved customer service and leverage cross-sell and up-sell opportunities in their markets. The new "eCustomer" practice builds upon the Company's existing, significant eCommerce client base. During the second quarter and first half of 2000, respectively, direct eCommerce revenues increased over 205% (to $61.4 million) and over 145% (to $106.3 million) compared to the same 1999 periods. In addition, company-wide eCommerce-related revenues for the second quarter and first half of 2000 increased more than 35% (to $169.3 million) and 30% (to $313.5 million), respectively, when compared to the same 1999 period. The Company expects to continue rapid growth in its eCommerce revenue for 2000 in all of its target markets.

      Business with non-US clients decreased 8% (to $51.5 million) during the second quarter of 2000 and 4% (to $105.1 million) in the first half of 2000, compared to the same 1999 periods. Business with non-US clients currently represents 17% of the Company's revenues. The Company continues to focus on its non-US client base and expand the number of services offered to these clients. The Company believes that it is well positioned to achieve growth in non-US business going forward. For the year 2000, the Company expects non-US business and European business in particular, to show growth over 1999, mainly in the Telecommunications Firms and the Financial Institutions target markets.

      In the Telecommunications Firms market, a market that continues to be characterized by large projects with relatively few clients, revenues decreased 7% in the second quarter and were flat for the first half of 2000, compared to the same 1999 periods. The completion of large projects in the fourth quarter of 1999, M&A activity in the industry and certain new projects not ramping up as quickly as anticipated continued to drive lower revenues than the Company expected in the first six months of 2000. Non-US revenues in this market decreased 17% (to $30.0 million) for the quarter and 9% (to $62.7 million) for the first half of 2000, compared to the same 1999 periods. For the year 2000, the Company anticipates revenue growth in this market to increase at rates below the Company's overall revenue growth. The Company's development of its next generation of customer care and billing software known as "Tapestry," is continuing to progress through a contract with a European client. Because that client is sharing part of the cost of development, collections from that contract will not contribute materially to revenue growth in this market. Rather, the Company applies such collections as a reduction to the capitalized software costs. The Company completed work and fully delivered the software to the client late in the first half of 2000. Beginning in the third quarter of 2000, the Company will start amortizing this asset which will result in approximately $3.6 million of additional amortization expense each quarter. There continues to be significant market interest in Tapestry.

      Notwithstanding actual and projected revenue growth, there continues to be risks in this market. Competition for experienced staff is especially intense in the telecommunications field, and staffing remains one of the Company's critical challenges. Additionally, the Company works in countries located in regions other than Western Europe and North America from time to time and the delivery risks in some of these other countries may be higher. Revenues in the Telecommunications Firms market in these other locations were less than 3% of the Company's total revenues for the first half of 2000.

      In the Financial Services Institutions target market, revenues increased 15% during the second quarter of 2000 and 16% in the first half of 2000, when compared to the same 1999 periods. This revenue increase was driven by increased business with new clients and a rebounding of the marketplace from last year's slowdown associated with Year 2000 "lockdowns" and M&A activity. Business with non-US clients accounted for approximately 35% of the second quarter revenues ($19.2 million) in this market and 34% of the first six months revenues ($37.7 million) in this market. For 2000, the Company anticipates revenue growth in this market to increase at rates greater than the Company's overall revenue growth rate, with an increased emphasis on eCommerce business and the Company's new strategic alliance relationships.

      In the State and Local Governments and Education target market, revenues decreased 5% in the second quarter and 8% in the first half of 2000, compared to the same 1999 periods. The Company anticipated this decrease, due to the completion of several large projects as well as a slowdown in the marketplace from Year 2000 "lockdowns" which led to slower project starts in the second half of 1999 and the first half of this year. In addition, the Company believes this target market was close to its peak performance throughout the first half of 1999. Throughout the second half of 2000, revenues in the State and Local Governments and Education market are expected to increase compared to the same 1999 periods. The Company expects annual revenues in this market to remain flat compared to the prior year's revenue due to a continued slowdown in new procurements compared to the previous year. On certain contracts with state taxation departments, the Company's fees are paid out of the benefits (increased collections) that the client achieves. Depending on certain criteria known at the beginning of a benefit-funded contract (contracts whereby the amounts due the Company are payable based on actual benefits derived by the client), the Company may defer recognition of revenues until that point at which management could predict, with reasonable certainty, that the benefit stream would generate amounts sufficient to fund the contract. From that point forward, revenues are recognized on a percentage of completion basis. All of the current large multi-year benefit-funded contracts are now being recognized on a percentage of completion basis.

      Revenues in the Federal Government Agencies target market increased 21% during the second quarter and 25% during the first six months of 2000, compared to the same 1999 periods. A main driver in this target market continues to be the expansion and extension of contractual work with the Department of Defense for its Standard Procurement System ("SPS") stemming from the original award in mid-1997 of a significant multi-year contract. Revenues with this client accounted for approximately one-third of the second quarter revenue growth. In addition, the Company continues to experience a strong ramp up from awards made in the fourth quarter of 1999 with existing clients as well as new business with both defense and civilian agencies. For the year 2000, the Company expects revenue growth in this target market to exceed the Company's overall revenue growth rate when compared to the same 1999 period. These revenue increases will continue to be driven primarily by the SPS contract, contracts with clients using the Company's federal financial systems and contracts leveraging the Company's new strategic alliance relationships.

      Revenues in the Other Corporate Clients market remained flat during the second quarter and decreased 4% in the first half of 2000, compared to the same 1999 periods. The Company continues to expand its business with clients in the electric and gas utilities marketplace, but has experienced a slow start in the Healthcare marketplace as a result of Year 2000 issues. During the second half of 2000, the Company anticipates a substantial increase in business with new clients in the healthcare market and the electric and gas utilities market. For all of 2000, the Company expects revenue growth in this market to increase at rates above the Company's overall growth rate.

      EXPENSES

      Client project expenses and other operating expenses together increased 6% during the second quarter and 7% during the first half of 2000, compared to the same 1999 periods. This increase was slightly faster than the growth rate in revenues for the comparable periods due to the dedication of resources for marketing, training, building and maintaining infrastructure, developing the Company's strategic alliances, as well as increased business development efforts and emphasis on investing activities. For all of 2000, the Company anticipates that these expenses will grow at rates lower than the revenue growth rate. The Company has made significant expenditures related to development of the "Tapestry" software. A majority of these expenditures have been and will be capitalized. Key software deliveries were completed late in the first half of 2000. Beginning in the third quarter of 2000, the Company will start amortizing this asset resulting in approximately $3.6 million per quarter of amortization expense.

      During the second quarter and first six months of 2000, corporate expenses remained flat compared to the same 1999 periods. Corporate expenses decreased in comparison to the growth in revenues during the first half of 2000 when compared to the same 1999 period. This decrease is due in part to a reduction in accruals for corporate level performance-based incentive compensation and profit-based compensation accruals under the Company's restricted stock program. For the year 2000, the Company expects corporate expenses to grow at rates below the Company's revenue growth rate.

      The Company is continuing to address the ongoing disputes on a project an AMS subsidiary undertook for Bezeq, the Israeli telephone company ("Bezeq"). This dispute was mentioned in both the Company's Form 10-K for the year ended December 31, 1999 filed on March 30, 2000, as well as the Company's Form 10-Q for the quarter ended March 31, 2000 filed on May 11, 2000. During the second quarter of 2000 the provision established for this contract ($7 million established in 1998 and $20 million established in 1999) was reduced by approximately $19.8 million for payments related to bank guarantees that were provided for under the original contracting terms between a subsidiary of the Company and Bezeq. This payment was expected by the Company and was included in the provision as a potential disbursement related to this contract. For the first six months of 2000, the Company's cumulative reductions to the provision, established for this contract, were $22.3 million. The Company believes the remaining provision ($4.7 million) for potential losses related to this project, continues to be adequate.

      INCOME FROM OPERATIONS

      Income from operations increased 200% for the second quarter and 43% for the first half of 2000, compared to the same 1999 periods. This increase is driven by the above-mentioned provision established for the Bezeq contract in 1999 that is not a recurring expense in the comparable 2000 period. The Company's profit margins have continued to remain strong due to an ongoing emphasis on well-structured and well-priced engagements and tightly managed delivery risk. Additionally, the Company continues to make substantial investments in marketing, training, and infrastructure focusing on the Company's strategic alliances as well as business development efforts and investments.
For 2000, the Company continues to focus on controlling expenses while emphasizing managed growth and expects improved profit margins when compared with 1999 results.

      OTHER (INCOME) EXPENSE

      Interest (income) expense increased substantially during the second quarter and first half of 2000 compared to the same 1999 periods. These increases were due to temporary increases in the amounts of short-term borrowings driven by the Company's increased investments in strategic alliances combined with market increases in interest rates. Other (income) expense decreased in the first half of 2000, compared to the same period in 1999, primarily because of a reduction of an accrued loss recorded in the fourth quarter of 1999 related to unoccupied space.

      The Company continues to develop its investment strategy and evaluate opportunities presented by certain business relationships that would generate additional income for its core business, leverage its existing assets (customers, competencies, relationships, and technologies) and maximize value. The Company seeks to manage these investments as a portfolio and thereby mitigate the Company's risk. In late 1998, the Company established a joint venture with Bank of Montreal to provide online processing services for loan applications to small and mid-size financial institutions via a new firm, Competix.com (formerly Competix, L.L.C.). During the second quarter the Company sold a small portion of its investment in Competix.com. This sale generated a $3.5 million gain which essentially offsets the financial impact of the investments in the strategic business ventures in the Company's portfolio. Specifically, during the first half of 2000, the Company was thereby able to offset the impact of losses from certain investments and expenditures related to the expansion of Competix.com operations and the launch of NetCredit. As a result, the Company incurred a net gain of $1.1 million during the second quarter and a net loss of $0.2 million during the first half of 2000 related to the Competix.com joint venture. Additionally, the Company's share of Competix.com's losses was $2.4 million and $3.7 million for the second quarter and first six months of 2000. The Company expects Competix.com to continue generating losses in the year 2000. However, per Generally Accepted Accounting Principles the Company will only be impacted by such losses up to the amount of the Company's investment.

FOREIGN CURRENCY EXCHANGE

      Approximately 17% of the Company's 2000 first half revenues were derived from non-US business. The Company's practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. However, the Company seeks to negotiate provisions in contracts with non-US clients that allow pricing adjustments related to currency fluctuations. In a further effort to mitigate foreign currency exchange risk, the Company has established a notional cash pool with a European bank. This arrangement allows the Company to better utilize its cash resources among all of the Company's subsidiaries, without incurring foreign currency conversion risks, thereby mitigating foreign currency exposure for these transactions. The Company also actively manages the excess cash balances in the cash pool, which will increase interest income on short-term investments. In the past, the Company has employed limited hedging of inter-company balance sheet transactions through derivative instruments (foreign currency swap contracts); however, as of June 30, 2000, the Company had no outstanding derivative contracts.

LIQUIDITY AND CAPITAL RESOURCES

      The Company provides for its operating cash requirements primarily through funds generated from operations. Through an available bank facility, the Company can also provide for cash and currency management with respect to the short-term impact of certain cyclical uses, such as annual payments of incentive compensation as well as financing, from time to time, accounts receivable. At June 30, 2000, the Company's cash and cash equivalents totaled $22.2 million, down from $111.3 million at the end of 1999. Cash used in operating activities for the first half of 2000 was $52.4 million, primarily driven by the aforementioned $19.8 million payment related to a bank guarantee on a project an AMS subsidiary undertook for Bezeq, as well as payments for incentive compensation and other employee benefits.

      During the first half of 2000, the Company invested approximately $48.9 million in fixed assets, software purchases, computer software and other investments. These investments are driven by the Company's expansion of its strategic alliances and business ventures. Primary drivers were the

Company's modification of its state financial systems to link with the Company's BuySense.com business and the Siebel call center software in addition to the Company's equity partnership with govWorks, a privately held dot-com company targeting eBusiness opportunities in the state and local government marketplace. During the second quarter the Company utilized its revolving line of credit. Revolving line of credit borrowings were $11.0 at June 30, 2000. During the first half of 2000, the Company made approximately $3.0 million in installment payments of principal on outstanding debt owed to banks; the Company also received proceeds of approximately $8.6 million during the period from the exercise of stock options and the tax benefits related thereto. The Company made no material repurchases of common stock during the first half of 2000, although it intends to make purchases during the second half of 2000.

      At June 30, 2000, the Company's debt-equity ratio, as measured by total liabilities divided by stockholders' equity was 0.69, down from 0.98 at December 31, 1999.

      The Company's material unused source of liquidity at the end of the first half of 2000 consisted of $120.0 million under the multi-currency revolving credit agreement with Bank of America and Wachovia Bank as agents. The Company believes that its liquidity needs can be met from the various sources described above.

      As required by the original terms of its contract with Bezeq, a subsidiary of the Company has entered into bank guarantees in Bezeq's favor securing its performance under the contract. See "Results of Operations - Expenses," above for additional information about the Bezeq contract. On August 8, 1999, the Company's subsidiary sought and received a temporary injunction from the Jerusalem District Court prohibiting Bezeq from realizing on the guarantees. On September 3, 1999, Bezeq sent a notice to the AMS subsidiary purporting to terminate the contract, which the Company does not agree that Bezeq is entitled to do. On September 9, 1999, Bezeq sued the AMS subsidiary party to the contract in Jerusalem District Court. Bezeq alleges damages of approximately $39 million based on breach of contract, which figure includes amounts secured by the bank guarantees. The Company's subsidiary is contesting these allegations vigorously in appropriate court submissions. On December 29, 1999, the Jerusalem District Court ruled that the AMS subsidiary may not enjoin Bezeq from drawing on the bank guarantees. The AMS subsidiary promptly appealed that decision to the Israeli Supreme Court; however, the Israeli Supreme Court denied the subsidiary's Application for Leave to Appeal the District Court's ruling. Following the Israeli Supreme Court's ruling, Bezeq realized all of the bank guarantees, which approximated $19.8 million. The Company's liquidity was not adversely effected as a result of the realization of the bank guarantees; and the Company does not anticipate any material adverse effect on its liquidity as a result of the claims alleged by Bezeq against the AMS subsidiary. On January 19, 2000 the AMS subsidiary filed a counterclaim against Bezeq for approximately $58.8 million in damages due to breach of contract and other claims. The counterclaim was subsequently amended to include a claim for the return of the bank guarantees, although the overall value of the counterclaim was not changed.

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

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") entitled "Revenue Recognition in Financial Statements." This SAB summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B to delay the effective date of implementation of SAB 101 until no later than the fourth quarter of fiscal year 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

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

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings


        State of Mississippi v American Management Systems, Inc., No 251-99.382-CIV (Circuit Court of Hinds County, Mississippi) - On April 22, 1999 AMS received a letter from the State of Mississippi terminating AMS's contract with the State for the development of an automated revenue system. On the same date AMS also was served with a complaint filed in the Circuit Court of Hinds County, Mississippi, First Judicial District. In the complaint the State alleges that AMS has failed to deliver software conforming to the contract between the parties. The State seeks compensatory damages of approximately $234.3 million and punitive damages of $750.0 million. The compensatory damages include support for the project, monies paid to AMS, the cost of a new contractor and inefficiencies arising from continued use of less efficient technology. The complaint was filed ten days before AMS was to go live on a major portion of the software. AMS believes the action is without merit. AMS filed an Answer on May 24, 1999 denying Mississippi's allegations and asserting counterclaims for payment of certain deliverables accepted by the State, including work in progress. A trial on the merits of the case, which began on August 7, 2000, is underway.

  In the Matter of Bezeq, the Israeli Telecommunications Company Ltd. vs. AMS Technical Systems, Inc., CIV COMP. 1420/99 and counterclaim. A subsidiary of the Company signed a contract with Bezeq on September 16, 1997, for the design, development and implementation of a new customer care and billing system. A dispute developed between the subsidiary and Bezeq as to the scope of the project, given its fixed price compensation structure and other project management issues. On July 14, 1999, Bezeq sent the subsidiary a notice demanding that the subsidiary cure certain alleged breaches; and on July 23, 1999, the subsidiary responded by denying that it was in breach. On August 8, 1999, the Company's subsidiary sought and received a temporary injunction from the Jerusalem District Court prohibiting Bezeq from realizing on certain bank guarantees which were made in favor of Bezeq to secure the subsidiary's performance under the contract. On September 3, 1999, Bezeq sent a notice to the Company's subsidiary purporting to terminate the contract, which the Company does not agree that Bezeq is entitled to do. On September 9, 1999, Bezeq sued the Company's subsidiary in Jerusalem District Court. Bezeq alleges damages of approximately $39 million based on breach of contract, which figure includes amounts secured by the bank guarantees. The Company's subsidiary is contesting these allegations vigorously in appropriate court submissions. On December 29, 1999, the Jerusalem District Court ruled that the subsidiary may not enjoin Bezeq from drawing on the bank guarantees. The subsidiary promptly appealed that decision to the Israeli Supreme Court; however, the Israeli Supreme Court denied the subsidiary's Application for Leave to Appeal the District Court's ruling. Following the Israeli Supreme Court's ruling, Bezeq realized all of the bank guarantees, which approximated $19.8 million. On January 19, 2000, the subsidiary filed a counterclaim against Bezeq for approximately $58.8 million in damages due to breach of contract and other claims. The counterclaim was subsequently amended to include a claim for the return of the bank guarantees, although the overall value of the counterclaim was not changed.

Item 2. Changes in Securities

        NONE.

Item 3. Defaults Upon Senior Securities

        NONE.

Item 4. Submission of Matters to a Vote of Security Holders


        (a) The regular annual meeting of stockholders of the Company was held in Fairfax, Virginia on May 12, 2000 for the purposes of electing the board of directors.

        (b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, and there was no solicitation in opposition to management's solicitations. All of management's nominees for director were elected by the stockholders as follows:



                  Name                               For                        Withheld
                  ----                               ---                        --------

                  Daniel J. Altobello                33,547,827                   210,863
                  Paul A. Brands                     33,602,050                   156,640
                  James J. Forese                    33,548,715                   209,975
                  Patrick W. Gross                   33,546,491                   212,199
                  Dorothy Leonard                    33,629,142                   129,548
                  W. Walker Lewis                    33,548,967                   209,723
                  Frederic V. Malek                  33,526,097                   232,593
                  Frank A. Nicolai                   33,544,688                   214,002
                  Alan G. Spoon                      33,631,749                   126,941


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

                    AMERICAN MANAGEMENT SYSTEMS, INCORPORATED






Date:       August 14, 2000          /s/  Paul A. Brands
       ----------------------       -------------------------------------------
                                    Paul A. Brands, Chairman and Chief
                                    Executive Officer



Date:       August 14, 2000         /s/ Ronald L. Schillereff
       ---------------------------  -------------------------------------------
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


                                  EXHIBIT INDEX


Exhibit
Number          Description
-------         -----------
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

     10.12      1999 Contractor Stock Option Plan (incorporated herein by reference              *
                to Exhibit 10.12 of the Company's 1999 Annual Report on Form 10-K)

     13.        1999 Financial Report                                                            *

     27.        Financial Data Schedule



----------------------
*Previously filed.