Form 10-Q
period 2000-09-30
AMERICAN MANAGEMENT SYSTEMS INC
filed 2000-11-13
CIK 310624

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 2000

                                 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934


         For the Transition Period From:                  To:
                                         ----------------     -----------------

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

As of November 6, 2000, 41,501,290 shares of common stock were outstanding.

                                    CONTENTS


                                                                                                           Page
                                                                                                           ----

Part I     Consolidated Financial Information

           Item 1.    Consolidated Financial Statements and Notes.......................................     1

           Item 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.........................................................    12

           Item 3.    Quantitative and Qualitative Disclosures about Market Risk........................    20

Part II    Other Information

           Item 1.    Legal Proceedings.................................................................    20

           Item 2.    Changes in Securities.............................................................    21

           Item 3.    Defaults Upon Senior Securities...................................................    21

           Item 4.    Submission of Matters to a Vote of Security Holders...............................    21

           Item 5.    Other Information.................................................................    21

           Item 6.    Exhibits and Reports on Form 8-K..................................................    21

                          PART I FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements and Notes

         The information furnished in the accompanying Consolidated Statements of Operations, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and Consolidated Statements of Comprehensive Income reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations and financial condition for the interim periods. The accompanying financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 1999, included in the American Management Systems, Incorporated Annual Report on Form 10-K (File No. 0-9233) filed with the Securities and Exchange Commission on March 30, 2000.

                    American Management Systems, Incorporated

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Unaudited

                       (In millions except per share data)



                                                                             For the Quarter          For the Nine  Months
                                                                           Ended September 30,        Ended September 30,
                                                                            2000         1999          2000         1999
                                                                          --------     --------      --------     --------

REVENUES.............................................................     $  322.8     $  321.9      $  951.9     $  918.1

EXPENSES
       Client Project Expenses.......................................        171.0        168.0         496.9        486.8
       Other Operating Expenses......................................        101.7         97.2         309.1        274.5
       Corporate Expenses............................................         21.6         24.8          64.4         67.8
       Provision for Specific Contract...............................          -            -             -           20.0
       Provision for Contract Litigation Settlement..................         35.2          -            35.2         -
                                                                          --------     --------      --------     --------
                                                                             329.5        290.0         905.6        849.1

INCOME (LOSS) FROM OPERATIONS........................................         (6.7)        31.9          46.3         69.0

OTHER (INCOME) EXPENSE
       Interest (Income) Expense.....................................          0.6          0.3           2.0          0.4
       Other (Income) Expense........................................         (0.7)        (0.3)         (2.5)         0.7
       Loss on Equity Investments....................................          0.5          1.3           0.7          2.7
                                                                          --------     --------      --------     --------
                                                                               0.4          1.3           0.2          3.8

INCOME (LOSS) BEFORE INCOME TAXES....................................         (7.1)        30.6          46.1         65.2

INCOME TAXES.........................................................         (2.9)        12.5          18.9         26.7
                                                                          --------     --------      --------     --------
NET INCOME (LOSS)....................................................     $   (4.2)    $   18.1      $   27.2     $   38.5
                                                                          ========     ========      ========     ========
WEIGHTED AVERAGE SHARES..............................................         41.6         42.0          41.5         42.3
                                                                          ========     ========      ========     ========
BASIC NET INCOME (LOSS) PER SHARE....................................     $  (0.10)    $   0.43      $   0.66     $   0.91
                                                                          ========     ========      ========     ========
WEIGHTED AVERAGE SHARES AND EQUIVALENTS..............................         41.7         42.5          42.0         43.0
                                                                          ========     ========      ========     ========
DILUTED NET INCOME (LOSS) PER SHARE..................................     $  (0.10)    $   0.43      $   0.65     $   0.90
                                                                          ========     ========      ========     ========


--------
See Accompanying Notes to Consolidated Financial Statements.

                    American Management Systems, Incorporated

                           CONSOLIDATED BALANCE SHEETS

                                  (In millions)


                                                                                       9/30/2000
                  ASSETS                                                              (Unaudited)     12/31/1999
                                                                                      -----------     ----------

CURRENT ASSETS
       Cash and Cash Equivalents..................................................        $ 24.2         $111.3
       Accounts and Notes Receivable..............................................         306.5          294.7
       Prepaid Expenses and Other Current Assets..................................          26.5           22.8
                                                                                          ------         ------
                                                                                           357.2          428.8

FIXED ASSETS
       Equipment..................................................................          49.5           50.5
       Furniture and Fixtures.....................................................          27.5           25.5
       Leasehold Improvements.....................................................          21.4           19.1
                                                                                          ------         ------
                                                                                            98.4           95.1
       Accumulated Depreciation and Amortization..................................         (66.1)         (63.9)
                                                                                          ------         ------
                                                                                            32.3           31.2

OTHER ASSETS
       Purchased and Developed Computer Software (Net of Accumulated
         Amortization of  $88,900,000 and $74,500,000)............................         145.7          114.7
       Intangibles (Net of Accumulated Amortization of $6,000,000 and
         $5,500,000)..............................................................          25.4            6.2
       Other Assets (Net of Accumulated Amortization of $1,000,000 and
         $940,000)................................................................          60.1           31.6
                                                                                          ------         ------
                                                                                           231.2          152.5
                                                                                          ------         ------

TOTAL ASSETS    ..................................................................        $620.7         $612.5
                                                                                          ======         ======


                                                                     (continued)

                    American Management Systems, Incorporated

                           CONSOLIDATED BALANCE SHEETS

                                  (In millions)


                                                                                       9/30/2000
           LIABILITIES AND STOCKHOLDERS' EQUITY                                       (Unaudited)     12/31/1999
                                                                                      -----------     -----------

CURRENT LIABILITIES
       Notes Payable and Line of Credit...........................................        $ 61.1         $  6.1
       Accounts Payable...........................................................          11.5           24.6
       Accrued Incentive Compensation.............................................          24.6           51.7
       Other Accrued Compensation and Related Items...............................          47.4           40.7
       Deferred Revenues..........................................................          31.8           57.4
       Other Accrued Liabilities..................................................           7.2           12.8
       Accrued Contract Losses....................................................           8.5           27.0
       Income Taxes Payable.......................................................           3.1            7.0
                                                                                          ------         ------
                                                                                           195.2          227.3
       Deferred Income Taxes......................................................           2.1            2.8
                                                                                          ------         ------
                                                                                           197.3          230.1

NONCURRENT LIABILITIES
       Notes Payable..............................................................          11.9           16.5
       Other Accrued Liabilities..................................................          35.2           27.5
       Deferred Income Taxes......................................................          39.1           28.9
                                                                                          ------         ------
                                                                                            86.2           72.9
                                                                                          ------         ------
TOTAL LIABILITIES.................................................................         283.5          303.0

STOCKHOLDERS' EQUITY
       Preferred Stock ($0.10 Par Value; 4,000,000 Shares Authorized,
          None Issued or Outstanding)
       Common Stock ($0.01 Par Value; 200,000,000 Shares Authorized, 51,057,214
          and 51,057,214 Issued and 41,467,374 and 41,018,387
          Outstanding)............................................................           0.5            0.5
       Capital in Excess of Par Value.............................................          84.1           89.5
       Retained Earnings..........................................................         324.4          297.2
       Accumulated Other Comprehensive Loss.......................................         (20.7)         (12.2)
       Common Stock in Treasury, at Cost (9,589,840 and
          10,038,827 Shares)......................................................         (51.1)         (65.5)
                                                                                          ------         ------
                                                                                           337.2          309.5
                                                                                          ------         ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $620.7         $612.5
                                                                                          ======         ======

---------
See Accompanying Notes to Consolidated Financial Statements.

                    American Management Systems, Incorporated

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Unaudited

                                  (In millions)

                                                                                             For the Nine Months
                                                                                             Ended September 30,
                                                                                              2000         1999
                                                                                             -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income........................................................................      $  27.2      $ 38.5
     Adjustments to Reconcile Net Income to Net Cash (Used in) Provided
        by Operating Activities:
         Depreciation .................................................................          7.0         9.9
         Amortization..................................................................         15.4        21.0
         Stock Compensation............................................................          1.1         -
         Loss on Equity Investments....................................................          4.2         2.7
         Deferred Income Taxes.........................................................          9.5        (1.9)
         Provision for Doubtful Accounts...............................................          3.6         5.0
         (Gain) Loss on Disposal of Assets.............................................         (0.2)        5.0
     Changes in Assets and Liabilities:
         Increase in Trade Receivables.................................................        (15.4)      (18.3)
         Increase in Prepaid Expenses and Other Current Assets.........................         (3.7)       (7.0)
         Increase in Other Assets......................................................        (23.8)      (10.6)
         Decrease in Accrued Incentive Compensation....................................        (23.5)      (11.9)
         (Decrease) Increase in Accounts Payable, Other Accrued Compensation and
            Liabilities................................................................         (4.2)       21.2
         Decrease in Deferred Revenue..................................................        (25.6)       (5.8)
         (Decrease) Increase in Accrued Contract Losses................................        (18.5)       19.9
         Decrease in Income Taxes Payable..............................................         (3.9)       (8.3)
                                                                                             -------     -------
     Net Cash (Used in) Provided by Operating Activities...............................        (50.8)       59.4
                                                                                             -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Fixed Assets..........................................................         (6.8)       (6.8)
     Purchase and Development of Computer Software.....................................        (47.0)      (47.2)
     Other Investments and Intangibles.................................................        (28.8)       (2.7)
                                                                                             -------     -------
     Net Cash Used in Investing Activities.............................................        (82.6)      (56.7)
                                                                                             -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings........................................................................         88.0         -
     Payments on Borrowings............................................................        (37.5)       (3.6)
     Proceeds from Common Stock Options Exercised......................................          8.8         6.6
     Payments to Acquire Treasury Stock................................................         (4.5)      (41.7)
                                                                                             -------     -------
     Net Cash Provided by (Used in) Financing Activities...............................         54.8       (38.7)
                                                                                             -------     -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH................................................         (8.5)       (3.0)
                                                                                             -------     -------
NET DECREASE  IN CASH AND CASH EQUIVALENTS.............................................        (87.1)      (39.0)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................................        111.3       119.3
                                                                                             -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................................      $  24.2     $  80.3
                                                                                             =======     =======
NON-CASH OPERATING AND FINANCING ACTIVITIES:
     Treasury Stock Utilized to Satisfy Accrued Incentive Compensation
         Liability.....................................................................      $   3.6     $   5.2
     Stock Compensation Award..........................................................      $   1.1         -
     Treasury Stock Utilized to Satisfy Stock Options Exercised........................      $   6.5     $   9.1

------------
See Accompanying Notes to Consolidated Financial Statements.

                    American Management Systems, Incorporated

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                    Unaudited

                                  (In millions)



                                                              For the Quarter              For the Nine Months
                                                             Ended September 30,           Ended September 30,
                                                             2000          1999             2000         1999
                                                            ------        ------           ------       ------

NET INCOME (LOSS)..................................          $(4.2)        $18.1            $27.2        $38.5

OTHER COMPREHENSIVE INCOME (LOSS):

     Currency Translation Adjustment...............           (4.2)          2.0             (8.5)        (3.0)
                                                             -----         -----            -----        -----
COMPREHENSIVE INCOME (LOSS)........................          $(8.4)        $20.1            $18.7        $35.5
                                                             =====         =====            =====        =====

------------
See Accompanying Notes to Consolidated Financial Statements.

                    American Management Systems, Incorporated

                  SUPPLEMENTAL CONSOLIDATED REVENUES BY MARKET

                                    Unaudited

                                  (In millions)



                                                                             For the Quarter           For the Nine Months
                                                                            Ended September 30,        Ended September 30,
                                                                             2000         1999          2000          1999
                                                                          ----------   ----------    ----------    ----------

New Media and Communications Firms (1) ..............................       $ 79.8       $ 95.6         $236.9       $253.9

Financial Services Institutions......................................         53.2         48.8          162.6        143.0

State and Local Governments and Education............................         82.3         82.9          239.7        254.5

Federal Government Agencies..........................................         90.4         79.1          264.6        218.8

Other Corporate Clients..............................................         17.1         15.5           48.1         47.9
                                                                            ------       ------         ------       ------

Total Revenues.......................................................       $322.8       $321.9         $951.9       $918.1
                                                                            ======       ======         ======       ======


--------
(1) Formerly referred to as Telecommunications Firms

                    American Management Systems, Incorporated

                       SUPPLEMENTAL OPERATIONS INFORMATION

                                    Unaudited

                       (In millions except per share data)

                                                              For the Quarter          For the Nine Months
                                                            Ended September 30,        Ended September 30,
                                                            2000          1999          2000          1999
                                                          --------      --------      --------      --------

REVENUES
       Consulting and Systems Integration .........       $  320.1      $  321.9      $  947.9      $  918.1
       Transaction Services .......................            2.7           -             4.0           -
                                                          --------      --------      --------      --------
                    Total Revenues ................       $  322.8      $  321.9      $  951.9      $  918.1
                                                          ========      ========      ========      ========

OPERATING PROFIT (Note 1)
       Consulting and Systems Integration .........       $   51.2      $   57.4      $  149.3      $  158.6
       Transaction Services (Note 2) ..............           (1.6)         (2.0)         (4.1)         (4.5)
                                                          --------      --------      --------      --------
                    Total Operating Profit ........           49.6          55.4         145.2         154.1

       Less:

       Corporate Expenses .........................           21.6          24.8          64.4          67.8
       Provision for Specific Contract ............            -             -             -            20.0
       Provision for Contract Litigation Settlement           35.2           -            35.2           -
       Other (Income) Expense .....................           (0.1)          -            (0.5)          1.1
                                                          --------      --------      --------      --------
                                                              56.7          24.8          99.1          88.9

INCOME (LOSS) BEFORE INCOME TAXES .................       $   (7.1)     $   30.6      $   46.1      $   65.2
                                                          ========      ========      ========      ========


Notes

(1) Operating Profit represents Revenues less Client Project Expenses, Other Operating Expenses and Loss on Equity Investments

(2) Net Loss on Equity Investments is included in Transaction Services Operating Profit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION AND NATURE OF OPERATIONS

         The business of American Management Systems, Incorporated and its wholly owned subsidiaries ("AMS" or the "Company") is to partner with clients to achieve breakthrough performance through the intelligent use of information technology. AMS is an international business and information technology consulting firm that provides a full range of services: business re-engineering, change management, systems integration, and systems development and implementation. AMS is headquartered in Fairfax, Virginia, with 61 offices worldwide. The Company, which operates as one segment, focuses on the following primary target markets: financial services, new media and communications, government and utilities.

         The consolidated financial statements include the results of AMS and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2000 for the year ended December 31, 1999. The results of operations for the three and nine months ended September 30, 2000 may not be indicative of the results to be expected for the full year.

         Certain prior year information has been reclassified to conform with the current year presentation.


NOTE 2 --  NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The FASB delayed the effective date of this standard for one year to fiscal years beginning after June 15, 2000. The Company will be required to adopt this standard by January 1, 2001. The Company has not completed an assessment of the impact it will have on its financial position or results of operations. The Company currently has no material derivative transactions which would be impacted by this new standard.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal year 2000. The Company does not believe that SAB 101 will have a material impact on its results of operations and financial position.

         In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25." With the exception of certain provisions which require earlier application, this interpretation was effective for all applicable transactions beginning July 1, 2000. The Company does not expect this interpretation to have a material impact on its financial statements.

NOTE 3 -- EARNINGS PER SHARE RECONCILIATION

Three Months ended September 30 (In millions except per share data)               2000         1999
----------------------------------------------------------------------------------------------------
Basic Earnings per Share Computation
------------------------------------
    Net (Loss) Income (Numerator)                                               $  (4.2)      $ 18.1
                                                                                -------       ------
    Weighted Average Shares (Denominator)                                          41.6         42.0
                                                                                -------       ------
    Basic Net (Loss) Income per Share                                           $ (0.10)      $ 0.43
                                                                                =======       ======
Diluted Earnings per Share Computation
--------------------------------------
    Net (Loss) Income (Numerator)                                               $  (4.2)      $ 18.1
                                                                                -------       ------
    Weighted Average Shares and Equivalents:
       Weighted Average Shares                                                     41.6         42.0
       Effect of Other Dilutive Securities:
           Options                                                                  0.1          0.5
                                                                                -------       ------
       Total Weighted Average Shares and Equivalents (Denominator)                 41.7         42.5
                                                                                -------       ------
    Diluted Net (Loss) Income per Share                                         $ (0.10)      $ 0.43
                                                                                =======       ======

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

         On April 22, 1999, the Company was served with a complaint alleging that it failed to deliver software conforming to a contract that it entered into with the State of Mississippi (the State). The matter proceeded to trial, and on August 23, 2000, a jury awarded the State actual and punitive damages totaling $474.5 million. On August 28, 2000, the Company reached a full negotiated settlement with the State for $185.0 million and, on the same day, the court signed an order dismissing the matter with prejudice in recognition of the settlement. The present value of the settlement is approximately $135.0 million, approximately $102.0 million of which was paid by the Company's insurers.

         The Company recorded a charge of $35.2 million to earnings for the quarter ended September 30, 2000 for the settlement and all related expenses. During the third quarter the Company made payments of approximately $31.4 million in relation to the settlement, and expects to pay the remaining liability of $3.8 million through the first quarter of fiscal year 2001. Approximately $12.3 million of the $31.4 million paid in the third quarter, as well as amounts paid by the Company's insurers, was used to purchase guaranteed funding contracts. The guaranteed funding contracts were purchased from two large insurance companies, in the names of the State agencies which are to receive the settlement payments, to fund all remaining amounts owed under the settlement. In the remote event that the insurance companies are unable to pay the amounts, the Company remains contingently liable. The Company's balance sheet does not reflect either the assets (guaranteed funding contracts) or the contingent liability. On September 11, 2000, AMS filed a lawsuit in the State of Mississippi against one of its insurance carriers, National Union, seeking damages arising from the insurer's failure to take advantage of opportunities to settle the Mississippi litigation well within the insurer's policy limits. Another of the Company's insurers has joined in the Company's claim to recover the amount of secondary excess coverage that it contributed to the settlement with the State. On September 22, 2000, the Company was served with a declaratory judgement complaint filed by National Union in the Circuit Court for Fairfax County, Virginia. National Union seeks a determination that it did not breach its obligation to the Company in the failure to settle the Mississippi action. The Company has filed a motion to dismiss or stay the Virginia lawsuit in favor of the lawsuit filed by the Company in Mississippi.

         On September 9, 1999, Bezeq, an Israeli Company, filed suit against a subsidiary of the Company alleging that the subsidiary was in breach of a contract with Bezeq. In the complaint, Bezeq sought damages of approximately $39.0 million, which included amounts secured by bank guarantees made by the Company in favor of Bezeq. On January 19, 2000, the Company's subsidiary filed a counterclaim against Bezeq alleging, among other things, breach of contract and seeking approximately $58.8 million in damages. On September 21, 2000, the Company's subsidiary and Bezeq entered into a settlement agreement, pursuant to which, among other things, neither party admits any fault and each party releases the other and the other's affiliates from any claims. In light of the settlement, the applicable court dismissed both the claim and counterclaim with prejudice on October 24, 2000. The settlement agreement has been performed fully and the mutual releases are effective. The entire settlement was within amounts previously accrued and reported by the Company.

         The Company believes the remaining provision for potential losses related to these contracts is adequate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain forward-looking statements. In addition, the Company or its representatives from time to time may make, or may have made, certain forward-looking statements, orally or in writing, including, without limitation, any such statements made in this MD&A, press releases, or any such statements made, or to be made, in the MD&A contained in other filings with the SEC. The Company wishes to ensure that such forward-looking statements are accompanied by meaningful cautionary statements so as to ensure, to the fullest extent possible, the protections of the safe harbor established by
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Accordingly, such forward-looking statements made by, or on behalf of, the Company are qualified in their entirety by reference to, and are accompanied by, the discussion herein of important factors that could cause the Company's actual results to differ materially from those projected in such forward-looking statements.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of revenues of major items in the Consolidated Statements of Operations and the percentage change in such items from period to period (see "Financial Statements and Notes"), excluding percentage changes in de minimus dollar amounts. The effect of inflation and price changes on the Company's revenues, income from operations, and expenses, is generally comparable to the general rate of inflation in the U.S. economy.

                                                     Percentage of
                                                     Total Revenues                 Period-to-Period Change
                                                    --------------      --------------------------------------------
                                                      Quarter Ended         Quarter Ended           Nine Months Ended
                                                      September 30,       September 30, 2000        September 30, 2000
                                                                                  vs.                        vs.
                                                      2000      1999      September 30, 1999        September 30, 1999
                                                     ------    ------     ------------------        ------------------

Revenues...........................................   100.0%    100.0%              0.3%                     3.7%

Expenses
     Client Project Expenses.......................    53.0      52.2               1.8                      2.1
     Other Operating Expenses......................    31.5      30.2               4.6                     12.6
     Corporate Expenses............................     6.7       7.7             (12.9)                    (5.0)
     Provision for Specific Contract...............     -           -                -                        -
     Provision for Contract Litigation Settlement..    10.9         -                -                        -
                                                      -----     -----
                                                      102.1      90.1              13.6                      6.7

Income (Loss) from Operations......................    (2.1)      9.9            (121.0)                   (32.9)

Other (Income) Expense.............................     0.1       0.4             (69.2)                   (94.7)
                                                      -----     -----
Income (Loss) Before Income Taxes..................    (2.2)      9.5            (123.2)                   (29.3)

Income Taxes.......................................    (0.9)      3.9            (123.2)                   (29.2)
                                                      -----     -----
Net Income (Loss)..................................    (1.3)      5.6            (123.2)                   (29.4)

Weighted Average Shares............................                                (1.0)                    (1.9)

Basic Net Income (Loss) per Share..................                              (123.3)                   (27.5)

Weighted Average Shares and  Equivalents...........                                (1.9)                    (2.3)

Diluted Net Income (Loss) per Share................                              (123.3)                   (27.8)

         REVENUES

         Revenues increased only slightly during the third quarter and increased 4% for the first nine months of 2000, compared to the same 1999 periods. Revenues in the third quarter and nine months of 2000 increased in all major markets compared to the same 1999 periods, with the exception of the State and Local Governments and Education market and the New Media and Communications Firms market (formerly referred to as the Telecommunications Firms market). The Company expects revenue growth in the single digits for both the fourth quarter and the year 2000 when compared to the same 1999 periods.

         The Company continues to focus on expanding its delivery of high-value, customer-facing Web solutions - including eBill, eCare and eMarketing - tailored to clients in financial services, new media and communications, government and utilities. These solutions help firms achieve greater cost savings, deliver improved customer service and leverage cross-sell and up-sell opportunities in their markets.

         Business with non-US clients decreased 26% (to $45.1 million) during the third quarter of 2000 and 12% (to $150.2 million) in the first nine months of 2000, compared to the same 1999 periods. Business with non-US clients currently represents 16% of the Company's revenues. The Company has experienced lower than expected revenue growth due to the ramping down of large projects across Europe and slower than expected project starts during the third quarter and first nine months of 2000, mainly in the New Media and Communications Firms market and the State and Local Governments and Education market. The Company continues to focus on positioning itself to achieve growth in non-US business going forward and expanding the number of services offered to these clients. For the year 2000, the Company expects a decrease in non-US business and European business in particular, when compared to the same 1999 periods.

         In the New Media and Communications Firms market, a market that continues to be characterized by large projects with relatively few clients, revenues decreased 17% in the third quarter and 7% for the first nine months of 2000, compared to the same 1999 periods. The completion of large projects in the fourth quarter of 1999, M&A activity in the industry and certain new projects not ramping up as quickly as anticipated continued to drive lower revenues than the Company expected in the first nine months of 2000. Non-US revenues in this market decreased 35% (to $27.4 million) for the quarter and 19% (to $90.1 million) for the first nine months of 2000, compared to the same 1999 periods. For the year 2000, the Company anticipates revenue growth in this market to increase at rates similar to the Company's overall revenue growth. The Company substantially completed work related to its joint development contract with a European client for its next generation of customer care and billing software known as "Tapestry" and fully delivered the software to the client late in the first half of 2000. During the third quarter of 2000, the Company began amortizing this asset which resulted in approximately $2.6 million of additional amortization expense for the third quarter and first nine months. The asset will continue to be amortized in the amount of approximately $3.9 million each quarter. On October 19, 2000 the Company announced a multi-year, multi-million dollar contract for implementation of its Tapestry customer care and billing product suite to its first North American client, a multi-billion dollar Fortune 100 company. There continues to be significant market interest in Tapestry.

         Notwithstanding actual and projected revenue growth, there continues to be risks in this market. Competition for experienced staff is especially intense in the telecommunications field, and staffing remains one of the Company's critical challenges. Additionally, the Company works in countries located in regions other than Western Europe and North America from time to time and the delivery risks in some of these other countries may be higher. Revenues in the New Media and Communications Firms market in these other locations were less than 3% of the Company's total revenues for the first nine months of 2000.

         In the Financial Services Institutions target market, revenues increased 9% during the third quarter of 2000 and 14% in the first nine months of 2000, when compared to the same 1999 periods. This revenue increase was driven by increased business with new clients and a rebounding of the marketplace from last year's slowdown associated with Year 2000 "lockdowns" and M&A activity. Business with non-US clients accounted for approximately 31% of the third quarter revenues ($16.5 million), and 33% of the first nine months revenues ($54.2 million), in this market. For 2000, the Company anticipates revenue growth in this market to increase at rates greater than the Company's overall anticipated revenue growth rate, with an increased emphasis on eCommerce business and the Company's new strategic alliance relationships.

         In the State and Local Governments and Education target market, revenues remained flat in the third quarter and decreased 6% in the first nine months of 2000, compared to the same 1999 periods. The Company's reduction in revenues in comparison to the same 1999 periods is driven by the completion of several large projects as well as a longer then expected slowdown in the marketplace from Year 2000 "lockdowns," which has led to slower project starts. The Company expects annual revenues in this market to remain flat compared to the prior year's revenue due to a continued slowdown in new procurements. On certain contracts with state taxation departments, the Company's fees are paid out of the benefits (increased collections) that the client achieves. The Company defers recognition of revenues on these contracts until that point at which management can predict, with reasonable certainty, that the benefit stream will generate amounts sufficient to fund the contract. From that point forward, revenues are recognized on a percentage of completion basis. All of the current large multi-year benefits-funded contracts are now being recognized on a percentage of completion basis.

         Revenues in the Federal Government Agencies target market increased 14% during the third quarter and 21% during the first nine months of 2000, compared to the same 1999 periods. A main driver in this target market continues to be the expansion and extension of contracted work with the Department of Defense for its Standard Procurement System ("SPS") stemming from the original award in mid-1997 of a significant multi-year contract. Revenues with this client accounted for approximately one-third of the third quarter revenue growth. In addition, the Company continues to experience growth from awards made in the fourth quarter of 1999 with existing clients as well as new business with both the defense and civilian agencies. For the year 2000, the Company expects revenue growth in this target market to exceed the Company's overall revenue growth rate when compared to the same 1999 period. These revenue increases will continue to be driven primarily by the SPS contract, contracts with clients using the Company's federal financial systems and contracts leveraging the Company's new strategic alliance relationships.

         Revenues in the Other Corporate Clients market increased 10% during the third quarter and remained flat in the first nine months of 2000, compared to the same 1999 periods. The Company continues to expand its business with clients in the utilities marketplace, but has experienced a slow down in the business with healthcare clients. For the year 2000, the Company expects revenue growth in this market to increase at rates above the Company's overall growth rate.

         EXPENSES

         Client project expenses and other operating expenses together increased 3% during the third quarter and 6% during the first nine months of 2000, compared to the same 1999 periods. This increase was faster than the growth rate in revenues for the comparable periods due to the dedication of resources for marketing, training, building and maintaining infrastructure, developing the Company's strategic alliances, as well as increased business development efforts and emphasis on investing activities. For all of 2000, the Company anticipates that these expenses will grow at rates in line with the revenue growth rate. The Company has made significant expenditures related to development of the "Tapestry" software. A majority of these expenditures have been capitalized. Key software deliveries were completed late in the first half of 2000. During the third quarter of 2000, the Company started amortizing this asset resulting in approximately $2.6 million of amortization expense for the third quarter and first nine months. Amortization expense is expected to be approximately $3.9 million per quarter going forward.

         Corporate expenses decreased 13% during the third quarter and 5% for the first nine months of 2000, when compared to the same 1999 periods. This decrease is primarily driven by the Company's focus on reducing overall corporate expenses and the reduction of Y2K remediation expenses in the current periods that were part of corporate expenses driving the comparable 1999 periods. For the year 2000, the Company expects corporate expenses to grow at rates below the Company's revenue growth rate due primarily to focused efforts on reducing overall corporate expenses as well as reduced accruals compared to 1999 for corporate level performance based incentive compensation and profit based compensation accruals under the Company's restricted stock program.

         As discussed more fully in the section of this Form 10-Q entitled "Legal Proceedings," the Company recorded a charge of $35.2 million to earnings for the quarter ended September 30, 2000 for the settlement of a lawsuit filed by the State of Mississippi and all related expenses. During the third quarter the Company made payments of approximately $31.4 million in relation to the settlement, and expects to pay the remaining liability of $3.8 million through the first quarter of fiscal year 2001. Approximately $12.3 million of the $31.4 million paid in the third quarter, as well as amounts paid by the Company's insurers, was used to purchase guaranteed funding contracts in the names of the State agencies which are to receive the settlement payments. In the remote event that the insurance companies from which the Company purchased the guaranteed funding contracts are unable to make the settlement payments, the Company remains contingently liable.

         The Company believes the remaining provision for potential losses related to this contract is adequate.

         INCOME FROM OPERATIONS

         Income from operations decreased 121% for the third quarter and 33% for the first nine months of 2000, compared to the same 1999 periods. This decrease is primarily driven by the above-mentioned contract litigation settlement with the State of Mississippi. The Company's operating profit margins have continued to remain strong due to an ongoing emphasis on well-structured and well-priced engagements, tightly managed delivery risk, and focused reductions in indirect costs company-wide. Additionally, the Company continues to make substantial investments in marketing, training, and infrastructure focusing on the Company's strategic alliances as well as business development efforts and investments. For 2000, the Company continues to focus on controlling expenses while emphasizing managed growth and expects improved profit margins when compared with 1999 results.

         OTHER (INCOME) EXPENSE

         Interest expense increased over 100% during the third quarter and first nine months of 2000 compared to the same 1999 periods. These increases were due to temporary increases in the amounts of short-term borrowings driven by the Company's increased investments in strategic alliances combined with market increases in interest rates and the Company's acquisition of Synergy Consulting, Inc. Other (income) increased during the third quarter and the first nine months of 2000, compared to the same period in 1999. These increases are in part driven by certain components of a specific contract which allows for additional payments to the Company due to an extended payment period on the contract, as well as the reduction of an accrued loss recorded in the fourth quarter of 1999 related to unoccupied space.

         The Company continues to develop its investment strategy and evaluate opportunities presented by certain business relationships that would generate additional income for its core business, leverage its existing assets (customers, competencies, relationships, and technologies) and maximize shareholder value. The Company seeks to manage these investments as a portfolio and thereby mitigate the Company's risk. In late 1998, the Company established a joint venture with Bank of Montreal to provide online processing services for loan applications to small and mid-size financial institutions via a new firm, Competix.com (formerly Competix, L.L.C.). The Company incurred a net loss of $0.5 million during the third quarter and a net loss of $0.7 million during the first nine months of 2000 related to the Competix.com joint venture. The Company's share of Competix.com's losses was $0.5 million and $4.2 million for the third quarter and first nine months of 2000, respectively. During the second quarter the Company sold a small portion of its investment in Competix.com. This sale generated a $3.5 million gain which essentially offset the financial impact of the investments in strategic business ventures in the Company's portfolio during that quarter. The Company has recognized losses up to the amount of its investment in Competix.com, therefore, the Company will not record future losses relating to the joint venture.


FOREIGN CURRENCY EXCHANGE

         During the first nine months of 2000, approximately 16% of the Company's revenues were derived from non-US business. The Company's practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. In a further effort to mitigate foreign currency exchange risk, the Company has established a notional cash pool with a European bank. This arrangement allows the Company to better utilize its cash resources among all of the Company's subsidiaries, without incurring foreign currency conversion risks, thereby mitigating foreign currency exposure for these transactions. The Company also actively manages the excess cash balances in the cash pool, which will increase interest income on short-term investments. In the past, the Company had employed limited hedging of inter-company balance sheet transactions through derivative instruments (foreign currency swap contracts); however, as of September 30, 2000, the Company had no such outstanding derivative contracts.

LIQUIDITY AND CAPITAL RESOURCES

         The Company provides for its operating cash requirements primarily through funds generated from operations. Through an available bank facility, the Company can also provide for cash and currency management with respect to the short-term impact of certain cyclical uses, such as annual payments of incentive compensation as well as financing, from time to time, accounts receivable and other obligations. At September 30, 2000, the Company's cash and cash equivalents totaled $24.2 million, down from $111.3 million at the end of 1999. Cash used in operating activities for the first nine months of 2000 was $50.8 million. The primary drivers of cash used in operating activities during the first nine months of 2000 are payments associated with the specific contract with Bezeq and the litigation settlement with the State of Mississippi. Other drivers include the payments for incentive compensation as well as decreased accruals for incentive compensation and employee benefits and a reduction in deferred revenue.

         During the first nine months of 2000, the Company invested approximately $82.6 million in fixed assets, software purchases, computer software and other investments. These investments are driven by the Company's expansion of its strategic alliances and business ventures. Specifically, during the third quarter of 2000 the Company invested approximately $20 million in the purchase of Synergy Consulting, Inc. a California based provider of systems integration, eBusiness, and management consulting services. This investment continues to build on the Company's core competencies in the State and Local Governments and Education markets. The Company expects this investment to be accretive to earnings in fiscal 2000 and beyond.

         During the third quarter the Company utilized its revolving line of credit. Revolving line of credit borrowings were $55.0 million at September 30, 2000. During the first nine months of 2000, the Company made approximately $37.5 million in payments on outstanding debt owed to banks; the Company also received proceeds of approximately $8.8 million during the period from the exercise of stock options. The Company repurchased approximately 190,000 shares of common stock in the open market during the third quarter of 2000 at a cost of approximately $4.5 million. The Company has authorization from the Board of Directors to purchase up to an additional 1.2 million shares.

         At September 30, 2000, the Company's debt-equity ratio, as measured by total liabilities divided by stockholders' equity was 0.84, down from 0.98 at December 31, 1999.

         The Company's material unused source of liquidity at the end of the first nine months of 2000 consisted of approximately $65.0 million under the $120 million multi-currency revolving credit agreement with Bank of America and Wachovia Bank as agents. The Company believes that its liquidity needs can be met from the sources described above.

                 ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING

                                 STATEMENTS AND

                     FACTORS THAT MAY AFFECT FUTURE RESULTS


         Over the next several years, the Company expects to continue to experience managed growth in revenues. The continuing controlled growth in revenues should enable the Company to continue improving its profit margins, which have been reduced from time to time for after-tax reserves related to troubled contracts.

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

         Events such as declines in revenues or profits, downturns in the industry in which the Company operates and downturns in the stock markets generally could result in immediate fluctuations in the trading price and volume of the Company's stock. Certain other risks, including, but not limited to, the Company's international scope of operations, are discussed elsewhere in this Form 10-Q. Increasingly, the Company conducts business in countries other than Western Europe and North America. Contracts being performed in such non-Western countries can have higher delivery risks for a variety of reasons. Because the Company operates in a rapidly changing and highly competitive market, additional risks not discussed in this Form 10-Q may emerge from time to time. The Company cannot predict such risks or assess the impact, if any, that such risks may have on its business. Consequently, the Company's various forward-looking statements, made, or to be made, should not be relied upon as a prediction of actual results.

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


                            PART II OTHER INFORMATION


Item 1.  Legal Proceedings

         State of Mississippi v. American Management Systems, Inc., No 251-99.382-CIV (Circuit Court of Hinds County, Mississippi). - As previously reported in the Company's Quarterly Reports on Form 10-Q for the quarters ended June 30, 2000 and March 31, 2000, on April 22, 1999, the Company was served with a complaint alleging that it failed to deliver software conforming to a contract that it entered into with the State of Mississippi. In the complaint, the State sought compensatory damages of approximately $234.3 million and punitive damages of approximately $750.0 million. The matter proceeded to trial, and on August 23, 2000, a jury awarded the State actual and punitive damages totaling $474.5 million. On August 28, 2000, the Company reached a full negotiated settlement with the State of Mississippi for $185.0 million and, on the same day, the court signed an order dismissing the matter with prejudice in recognition of the settlement. The present value of the settlement is approximately $135.0 million, approximately $102.0 million of which was paid by the Company's insurers and approximately $33.0 million was paid by the Company. On September 11, 2000, AMS filed a lawsuit against one of its insurance carriers (American Management Systems, Inc. and Federal Insurance Company v. National Union Fire Insurance Company of Pittsburgh, PA, No. 3-00CV682B-CIV (US District Court for the Southern District of Mississippi, Jackson County Division)) seeking damages arising from National Union's failure to take advantage of opportunities to settle the Mississippi litigation well within National Union's policy limits. Federal Insurance Company has joined in that claim to recover the amount of secondary excess coverage that it contributed to the settlement. On September 22, 2000, the Company was served with a declaratory judgement complaint filed by National Union in the Circuit Court for Fairfax County, Virginia. National Union seeks a determination that it did not breach its obligation to the Company in the failure to settle the Mississippi action. The Company has filed a motion to dismiss or stay the Virginia lawsuit in favor of the lawsuit filed by the Company in Mississippi.

         In the Matter of: Bezeq, the Israel Telecommunications Company Ltd. vs. AMS Technical Systems, Inc., CIV COMP. 1420/99 and counterclaim. As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, on September 9, 1999, Bezeq filed suit against a subsidiary of the Company alleging that the subsidiary was in breach of a contract with Bezeq. In the complaint, Bezeq sought damages in the approximate amount of $39.0 million, which amount included amounts secured by bank guarantees made in favor of Bezeq. On January 19, 2000, the Company's subsidiary filed a counterclaim against Bezeq alleging, among other things, breach of contract and seeking approximately $58.8 million in damages. On September 21, 2000, the Company's subsidiary and Bezeq entered into a settlement agreement, pursuant to which, among other things, neither party admits any fault and each party releases the other and the other's affiliates from any claims. The total amount paid by the Company's subsidiary to Bezeq pursuant to the settlement agreement did not exceed the amount previously reserved for potential losses under the contract. In light of the settlement, the applicable court dismissed both the claim and counterclaim with prejudice on October 24, 2000. The settlement agreement has been performed fully and the mutual releases are effective.

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

                           10.12    1999 Contractor Stock Option Plan
(incorporated herein by reference to Exhibit 10.12 of the Company's 1999 Annual Report on Form 10-K).

                  13.      1999 Financial Report

                  27.      Financial Data Schedule

         (b)      Reports on Form 8-K

                  A Current Report on Form 8-K, dated August 23, 2000 and filed August 24, 2000, incorporating by reference a press release that was issued by the Company on August 23, 2000 regarding litigation with the State of Mississippi.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AMERICAN MANAGEMENT SYSTEMS, INCORPORATED







Date:      November 10, 2000            /s/  William M. Purdy
        -----------------------         ----------------------------------------
                                        William M. Purdy, Chief Executive
                                          Officer and President



Date:      November 10, 2000            /s/ Ronald L. Schillereff
        ------------------------        ----------------------------------------
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

     10.12      1999 Contractor Stock Option Plan (incorporated herein by reference              *
                to Exhibit 10.12 of the Company's 1999 Annual Report on Form 10-K)

     13.        1999 Financial Report                                                            *

     27.        Financial Data Schedule


-----------------------
* Previously Filed