Form 10-K
period 2000-12-31
AMERICAN MANAGEMENT SYSTEMS INC
filed 2001-03-30
CIK 310624

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                 -----------
                                  FORM 10-K

     X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---   EXCHANGE ACT OF 1934

          For the Fiscal Year Ended December 31, 2000

                                       OR

    --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From: ___________________ To: ______________


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 23, 2001 was $695,949,284.

As of March 23, 2001, 41,590,108 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


        1. Pursuant to Form 10-K General Instruction G(2), registrant hereby incorporates by reference those portions of the American Management Systems, Incorporated 2000 Financial Report necessary to respond to items 5, 6, 7, 7A and 8 of this Form 10-K.

        2. Pursuant to Form 10-K General Instruction G(3), registrant hereby incorporates by reference those portions of the American Management Systems, Incorporated definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2001 necessary to respond to items 10, 11, 12, and 13 of this Form 10-K.

                                    CONTENTS

                                                                                                        Page
                                                                                                        ----
Part I      Item 1.      Business.....................................................................     1

            Item 2.      Properties...................................................................     4

            Item 3.      Legal Proceedings............................................................     5

            Item 4.      Submission of Matters to a Vote of Security Holders..........................     6


Part II     Item 5.      Market for the Registrant's Common Stock
                         and Related Stockholder Matters..............................................     7

            Item 6.      Selected Financial Data......................................................     7

            Item 7.      Management's Discussion and Analysis of Financial
                         Condition and Results of Operations..........................................     7

            Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...................     7

            Item 8.      Financial Statements and Supplementary Data..................................     7

            Item 9.      Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure.......................................     7


Part III    Item 10.     Directors and Executive Officers of the Registrant...........................     8

            Item 11.     Executive Compensation.......................................................     8

            Item 12.     Security Ownership of Certain Beneficial Owners
                         and Management...............................................................     8

            Item 13.     Certain Relationships and Related Transactions...............................     8


Part IV     Item 14.     Exhibits, Financial Statements and Schedules,
                         and Reports on Form 8-K......................................................     9

                                     PART I


ITEM 1.         BUSINESS

                OVERVIEW

                The business of American Management Systems, Incorporated and its wholly owned subsidiaries ("AMS" or the "Company") is to partner with clients to achieve breakthrough performance through the intelligent use of information technology. AMS is the premier provider of Next Generation Enterprise business and technology solutions that dramatically improve business performance and create value for clients. AMS provides a full range of consulting services from strategic business analysis to the full implementation of solutions. AMS's suite of next generation products, deep industry expertise and business alliances provide a foundation of management and technology services that integrate the latest technologies with existing IT infrastructures and internal processes providing productivity gains for clients. AMS measures success based on the results and business benefits achieved by its clients.

                The Company focuses on expanding its delivery of enterprise-wide business solutions - including eBusiness solutions - tailored to clients in financial services, new media and communications, federal, state and local governments as well as health care and utilities. These solutions help firms achieve greater cost savings, deliver improved customer service and leverage cross-sell and up-sell opportunities in their markets.

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

                The Company, which operates as one segment, focuses on clients in specific industries, which are referred to as target markets. The Company is targeting high value sectors within these target markets and striving to be the market leader in providing Next Generation Enterprise solutions. Organizations in AMS's target markets - new media and communications firms; financial services institutions; state and local governments and education organizations; federal government agencies; and other corporate clients -- have a crucial need to exploit the potential benefits of information and systems integration technology. The Company helps clients fulfill this need by ensuring quality project execution and continuing to build a professional staff, which is composed of experts in the necessary technical and functional disciplines. The Company is focused on consolidating operating activities to create new opportunities for growth and leveraging its deep industry knowledge and existing client relationships to support that growth.

                A significant component of AMS's business is the development of proprietary software products, either with its own funds or on a jointly funded basis with other organizations. These products are principally licensed as elements of custom tailored systems, and, to a lesser extent, as stand-alone applications. The Company expended $76.2 million in 2000, $102.3 million in 1999, and $77.4 million in 1998 for development associated with proprietary software. The Company expensed in the accompanying consolidated financial statements $45.3 million in 2000, $47.1 million in 1999, and $35.4 million in 1998 for research and development associated with proprietary software, including amortization. In 2000, the Company reduced the unamortized costs by $5.9 million representing collections from funding partners, compared to $21.8 million in 1999. As a percentage of revenues, license and maintenance fee revenues were less than 10% during each of the last three years.

                In order to serve clients outside of the United States, AMS has expanded internationally by establishing subsidiaries or foreign branches.
Exhibit 21 of this Form 10-K provides a complete listing of all twenty-six active AMS subsidiaries (and branches), showing name, year organized or acquired, and place of incorporation. Revenues attributable to AMS's non-US clients were approximately $196.3 million in 2000, $226.7 million in 1999, and $208.4 million in 1998. Additional information on revenues and assets attributable to AMS's geographic areas of operation is provided in Note 12 of the consolidated financial statements appearing in Exhibit 13 of this Form 10-K.

                Founded in 1970, AMS services clients worldwide. AMS's approximately 8,500 employees serve clients from corporate headquarters in Fairfax, Virginia and from 51 offices worldwide.

                NEW MEDIA AND COMMUNICATIONS FIRMS

                AMS markets systems consulting and integration services to both local exchange and interexchange carriers, cellular and wireless telephone companies as well as cable, new media, DSL eCommerce, and eBusiness organizations. AMS's services encompass developing and implementing AMS's next generation software products specializing in customer care, billing, order processing, accounts receivable, and collections, as well as integrating leading industry partner products to create solutions for clients.

                FINANCIAL SERVICES INSTITUTIONS

                AMS provides systems consulting and integration services, as well as application software products to financial institutions and insurance companies worldwide. The Company specializes in corporate and international banking, consumer credit management, customer value and global risk management. The Company focuses on providing next generation solutions by incorporating its own suite of products while partnering with leading industry providers as well as clients to deliver Customer Value Management and facilitate business transformation for clients.

                STATE AND LOCAL GOVERNMENTS AND EDUCATION

                AMS provides information technology consulting and systems integration services to state, county, and municipal governments as well as universities and colleges. AMS provides these organizations industry experience and expertise in delivering financial, tax, and revenue management applications as well as enhancing human resources, social services, public safety and transportation functions, and environmental systems. The Company specializes in designing, developing, and implementing next generation- eGovernment- services and application software products that create productivity gains for clients through integrating the latest technologies with existing IT infrastructure and internal services. AMS is working with both clients and leading industry providers to develop statewide electronic malls to allow all state and local agencies to purchase goods and services from approved vendors over the web.

                FEDERAL GOVERNMENT AGENCIES

                AMS's clients include civilian and defense agencies as well as aerospace companies. AMS's long term relationships with Federal Government Agencies continue to enhance a deep industry expertise that is central to providing management consulting services and systems integration that generate solutions for these clients. AMS's services include developing and implementing eProcurement and next generation financial solutions as well as providing information technology consulting, systems re-engineering, large scale systems integration and maintenance support.

                OTHER CORPORATE CLIENTS

                AMS provides enterprise-wide business and technology services for firms in other industries, including health care and utilities. AMS's suite of management and technology solutions (including eBusiness) supports projects with several large organizations in the healthcare and utilities market place, which AMS intends to pursue further.

                PEOPLE

                People are AMS's most important asset and its success depends on its ability to attract, retain and motivate well-qualified people. The Company's largest investment in recent years has been in recruiting, assimilating, and developing its people. AMS recruited and successfully assimilated approximately 2,500 new staff members in 2000, including 610 in Europe, Australia, Canada and Mexico. About 33% of the new staff members came from the Company's college and university recruiting program.

                AMS recruits individuals for a career and hires a balanced mix of recent university graduates and experienced professionals who have demonstrated extraordinary technical, analytical, and/or management skills. A large number have advanced degrees in management, computer science, public policy, or engineering.

                AMS is committed to ensuring individuals have the technical, integration and project management expertise to enable AMS to manage client projects through scale and across technology changes and business cycles. Individuals are assigned to one of the Company's market-oriented groups to develop expertise in the areas needed for solving its clients' problems. Transfers between these groups occur regularly to meet the shifting needs of clients. Performance, in terms of productivity, quality of work, and creativity in solving problems, determines an individual's advancement. This motivates staff members to increase their knowledge of AMS's clients' businesses and industries, to stay current with the technology most suited to AMS's clients, and to develop the consulting and managerial skills needed to produce results. The Company continues to develop and implement "AMS University," an integrated, structured career and leadership development program that includes required as well as elective courses. The Company believes it can accelerate the development of individual capabilities and the overall capacity of the Company.

                COMPETITIVE FACTORS

                AMS's competition comes primarily from the management services units of large public accounting firms and consulting and systems integration firms. In addition, prospective clients may decide to perform projects with their in-house staff.

                AMS seeks to meet this competition by leveraging a thirty-year heritage of providing a suite of management and technology solutions that drive productivity gains for clients. AMS's key success factors are its long-term client relationships, industry-specific knowledge and expertise, proprietary computer application products, alliances with leading industry providers as well as experience in managing very large design and implementation projects. Although price is always a factor in clients' decisions, it is typically not the major factor. Other important factors are the capabilities of AMS's next generation suite of computer application products, the technical expertise of project management teams and the focus on quality project execution and delivery.

                AMS is consolidating operating activities to create new opportunities for growth in response to a rapidly changing market environment. These efforts will position AMS to focus development activities, improve cross-selling of AMS solutions to clients as well as improve operational efficiencies and the management of large client engagements. Throughout 2001, AMS is implementing a restructuring plan to realign the Company's internal operations to a shared services model to significantly streamline support activities across the organization. These actions will enable AMS to continue to improve performance and productivity company-wide as well as attain growth in the marketplace.

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

                In 2000, the Company worked on projects directly for 91 U.S. Government clients, representing a total of $342.2 million, or 27% of revenues. No other customer accounted for 10% or more of revenues in 2000.


ITEM 2.         PROPERTIES

                Headquartered in Fairfax, Virginia, the Company's principal operations occupy approximately 1,234,000 square feet of office space under leases expiring through 2011. The Company also has other long-term lease commitments totaling approximately 599,000 square feet with varying expirations through 2011 at other locations throughout the United States.

                Additionally, the Company's international staff occupies approximately 313,000 square feet of office space outside of the U.S. at locations under leases expiring through 2006.

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

ITEM 3.         LEGAL PROCEEDINGS

                State of Mississippi v. American Management Systems, Inc., No 251-99.382-CIV (Circuit Court of Hinds County, Mississippi). As previously reported in the Company's Quarterly Reports on Form 10-Q for the quarters ended September 30, 2000, June 30, 2000 and March 31, 2000, on April 22, 1999, the Company was served with a complaint alleging that it failed to deliver software conforming to a contract that it entered into with the State of Mississippi. In the complaint, the State sought compensatory damages of approximately $234.3 million and punitive damages of approximately $750.0 million. The matter proceeded to trial, and on August 23, 2000, a jury awarded the State actual and punitive damages totaling $474.5 million. On August 28, 2000, the Company reached a fully negotiated settlement with the State of Mississippi for $185.0 million and, on the same day, the court signed an order dismissing the matter with prejudice in recognition of the settlement. The present value of the settlement is approximately $135.0 million, approximately $102.0 million of which was paid by the Company's insurers and approximately $33.0 million was paid by the Company.

                American Management Systems, Inc. and Federal Insurance Company
v. National Union Fire Insurance Company of Pittsburgh, PA, No. 3-00CV682B-CIV (US District Court for the Southern District of Mississippi, Jackson County Division). As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, on September 11, 2000, AMS filed a lawsuit against National Union Fire Insurance Company, one of its insurance carriers, seeking damages arising from National Union's failure to take advantage of opportunities to settle the Mississippi litigation (discussed in the preceding paragraph) well within National Union's policy limits. Federal Insurance Company has joined in that claim to recover the amount of secondary excess coverage that it contributed to the Mississippi settlement. On November 13, 2000, National Union filed a motion to dismiss the case, to stay the matter pending a decision in the case that it filed against AMS and Federal in the Fairfax County Circuit Court (discussed in the following paragraph), or in the alternative, to transfer the case from the United States District Court for the Southern District of Mississippi to the United States District Court for the Eastern District of Virginia. AMS and Federal have responded to the motion and it is pending before the court. The motion to stay may be rendered moot by the actions of the Fairfax County Circuit Court (discussed below). The court has set a schedule under which discovery is to be completed by June 1, 2001, substantive motions are to be filed by June 15, 2001, and a pretrial conference is to be held on September 14, 2001. The case is scheduled for trial during the period from October 1, 2001 to October 19, 2001.

                National Union Fire Insurance Company of Pittsburgh, PA v. American Management Systems, Inc. and Federal Insurance Company. On September 22, 2000, the Company was served with a declaratory judgment complaint filed by National Union in the Circuit Court for Fairfax County, Virginia. National Union seeks a determination that it did not breach its obligation to the Company in the failure to settle the Mississippi action (discussed in the first paragraph of this Item 3) and further seeks a court determination that its excess policy has been exhausted as a consequence of National Union's payment toward the settlement. The Company and Federal have filed a motion to dismiss or stay the Virginia lawsuit in favor of the lawsuit filed by the Company and Federal in Mississippi. On January 11, 2001, the Fairfax County Court denied the requests to dismiss or stay the case. The court invited the parties to move for reconsideration of its order and both the Company and Federal have done so. On February 9, 2001, the Company and Federal asserted defenses to National Union's complaint. On the same day, National Union filed a motion to amend its complaint to add (i) a request for a declaration that National Union has no liability for any existing or potential claim that otherwise would be within the coverage of the National Union policy and (ii) a claim that the Company breached duties of cooperation and participation under the National Union policy and that the Company is liable to National Union for damages in the amount of $37 million plus interest. On March 28, 2001, the Court issued a ruling dismissing National Union's claims without prejudice, with the exception of the counterclaim for $37 million plus interest, which is stayed pending the outcome of the case pending in Mississippi (discussed above).

                In the Matter of Bezeq, the Israel Telecommunications Company Ltd. vs. AMS Technical Systems, Inc., CIV COMP. 1420/99 and counterclaim. As previously reported in the Company's Quarterly Reports on Form 10-Q for the quarters ended September 30, 2000 and June 30, 2000, on September 9, 1999, Bezeq filed suit against a subsidiary of the Company alleging that the subsidiary was in breach of a contract with Bezeq. In the complaint, Bezeq sought damages in the approximate amount of $39.0 million, which amount included amounts secured by bank guarantees made in favor of Bezeq. On January 19, 2000, the Company's subsidiary filed a counterclaim against Bezeq alleging, among other things, breach of contract and seeking approximately $58.8 million in damages. On September 21, 2000, the Company's subsidiary and Bezeq entered into a settlement agreement, pursuant to which, among other things, neither party admitted any fault and each party released the other and the other's affiliates from any claims. The total amount paid by the Company's subsidiary to Bezeq pursuant to the settlement agreement did not exceed the amount previously reserved for potential losses under the contract. In light of the settlement, the applicable court dismissed both the claim and counterclaim with prejudice on October 24, 2000. The settlement agreement has been performed fully and the mutual releases contained therein are effective.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II


ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                MATTERS

                Market information for the Company's common stock contained in the Company's 2000 Financial Report is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.


ITEM 6.         SELECTED FINANCIAL DATA

                Selected financial data contained in the Company's 2000 Financial Report is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Management's discussion and analysis of financial condition and results of operations contained in the Company's 2000 Financial Report are incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.


ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

                The information set forth on pages 13 - 15 of the Company's 2000 Financial Report, under the captions "Foreign Currency Hedging" and "Notes Payable and Line of Credit," is incorporated herein by reference in accordance with General Instruction G(2) of form 10-K.


ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                The consolidated financial statements of the Company, together with the reports thereon of Deloitte & Touche LLP and the supplementary financial information, contained in the Company's 2000 Financial Report, are incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None.

                                    PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                Information relating to the directors and executive officers of the Company contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2001, is incorporated herein by reference. The Company's definitive Proxy Statement will be filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.


ITEM 11.        EXECUTIVE COMPENSATION

                Information relating to executive compensation contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2001, is incorporated herein by reference. The Company's definitive Proxy Statement will be filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                Information relating to the security ownership of certain beneficial owners and management contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2001, is incorporated herein by reference. The Company's definitive Proxy Statement will be filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                Information relating to certain relationships and related transactions contained under the headings "Principal Stockholders" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2001, is incorporated herein by reference. The Company's definitive Proxy Statement will be filed within 120 days after the close of the Company's fiscal year in accordance with General Instruction G(3) of Form 10-K.

                                     PART IV


ITEM 14.        EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON
                FORM 8-K

                (a)     1.      FINANCIAL STATEMENTS

                        The consolidated financial statements of American Management Systems, Incorporated and subsidiaries filed are as follows:

                                Consolidated Statements of Operations for 2000 - 1998

                                Consolidated Balance Sheets as of December
                                31, 2000 and 1999

                                Consolidated Statements of Cash Flows for 2000 - 1998

                                Consolidated Statements of Changes in
                                Stockholders' Equity for 2000 - 1998

                                Consolidated Statements of Comprehensive Income 2000 - 1998

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

                                Schedule II - Valuation and Qualifying Accounts for 2000 - 1998

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

                                3.3     By-Laws of the Company, as amended on
June 12, 2000 (filed herewith).

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

                                10.12   1999 Contractor Stock Option Plan
(incorporated herein by reference to Exhibit 10.12 the Company's 1999 Annual Report on Form 10-K)

                                10.13   Departure Agreement, dated as of
November 15, 2000, between the Company and Paul A. Brands (filed herewith).

                                10.14   Second Amendment to Credit Agreement,
dated as of March 21, 2001, among the Company, certain of the Company's subsidiaries, the lenders named therein, Bank of America, N.A. as administrative agent and Wachovia Bank, N.A. as documentation agent (filed herewith).

                                10.15   Form of Change in Control Executive
Retention Agreement for Senior Executives (filed herewith).

                                10.16   Form of Employment Agreement for Senior
Executives (filed herewith).

                        13.     2000 Financial Report (filed herewith).

                        21.     Subsidiaries of the Company (filed herewith).

                        23. Consent of Independent Accountants (filed herewith).




        (b)     REPORTS ON FORM 8-K

                None.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE





To the Board of Directors and Stockholders of American Management Systems, Incorporated
Fairfax, Virginia

        We have audited the consolidated financial statements of American Management Systems, Incorporated and subsidiaries (the Company) as of December 31, 2000 and for each of the three years in the period ended December 31, 2000 and have issued our report thereon dated February 14, 2001 (incorporated by reference in this Annual Report on Form 10-K). Our audit also included the financial statement schedule for the each of the three years in the period ended December 31, 2000 listed in Item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

McLean, Virginia
February 14, 2001

Schedule II


                    American Management Systems, Incorporated

                        VALUATION AND QUALIFYING ACCOUNTS


For the Year Ended December 31 (In millions)        2000         1999         1998
------------------------------------------------------------------------------------

Allowance for Doubtful Accounts
-------------------------------
     Balance at Beginning of Period                 $10.8        $ 9.8        $ 5.0
     Allowance Accruals                               6.7          6.2         10.9
     Charges Against Allowance                       (9.5)        (5.2)        (6.1)
                                                    -----        -----        -----
     Balance at End of Period                       $ 8.0        $10.8        $ 9.8
                                                    =====        =====        =====

Deferred Tax Asset Valuation Allowance
--------------------------------------
     Balance at Beginning of Period                 $ 0.9        $ 1.1        $ 0.5
     Allowance Accruals                                --           --          0.6
     Charges Against Allowance                       (0.3)        (0.2)          --
                                                    -----        -----        -----
     Balance at End of Period                       $ 0.6        $ 0.9        $ 1.1
                                                    =====        =====        =====

Provision for Contract Losses
-----------------------------
     Balance at Beginning of Period                 $27.0        $ 7.3        $  --
     Allowance Accruals                              35.2         20.0          7.3
     Charges Against Provision                      (61.4)        (0.3)          --
                                                    -----        -----        -----
     Balance at End of Period                       $ 0.8        $27.0        $ 7.3
                                                    =====        =====        =====

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th of March, 2001.

                                American Management Systems, Incorporated



                                By: s/William M. Purdy
                                    ---------------------------------------
                                      William M. Purdy
                                      Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Registrant in the capacities and on the date indicated.

                 Signature                                    Title                       Date
                 ---------                          -------------------------     --------------------

(i)   Principal Executive Officer:


         s/William M. Purdy                         Chief Executive               March 29, 2001
      ---------------------------------              Officer and President
      William M. Purdy



(ii)  Principal Financial Officer:


         s/Ronald L. Schillereff                    Treasurer and                 March 29, 2001
      ---------------------------------             Chief Financial
      Ronald L. Schillereff                         Officer



(iii) Principal Accounting Officer:


         s/Nancy Yurek                              Controller                    March 29, 2001
      ---------------------------------
      Nancy Yurek

                 Signature                                    Title                       Date
                 ---------                          -------------------------     --------------------

(iv)  Directors:


         s/Daniel J. Altobello                      Director                      March 29, 2001
      ---------------------------------
      Daniel J. Altobello


         s/James J. Forese                          Director                      March 29, 2001
      --------------------------------
      James J. Forese


         s/Patrick W. Gross                         Director                      March 29, 2001
      ---------------------------------
      Patrick W. Gross


         s/Dorothy Leonard                          Director                      March 29, 2001
      ---------------------------------
      Dorothy Leonard


         s/W. Walker Lewis                          Director                      March 29, 2001
      ---------------------------------
      W. Walker Lewis


         s/Frederic V. Malek                        Director                      March 29, 2001
      ---------------------------------
      Frederic V. Malek


         s/Frank A. Nicolai                         Director                      March 29, 2001
      ---------------------------------
      Frank A. Nicolai


         s/Alan G. Spoon                            Director                      March 29, 2001
      ---------------------------------
       Alan G. Spoon

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

     3.3        By-Laws of the Company, as amended on June 12, 2000 (filed              *
                herewith).

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

    10.1        1996 Amended Stock Option Plan F as amended (incorporated herein        *
                by reference to Exhibit A to the Company's definitive Proxy
                Statement filed on April 15, 1999).

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

    10.4        Executive Deferred Compensation Plan, as amended September 1,           *
                1997 (incorporated herein by reference to Exhibit 10.4 of the
                Company's 1997 Annual Report on Form 10-K).

    10.5        Outside Director Deferred Compensation Plan, effective January          *
                1, 1997 (incorporated herein by reference to Exhibit 10.5 of the
                Company's 1997 Annual Report on Form 10-K).

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

   10.12        1999 Contractor Stock Option Plan (incorporated by reference to         *
                exhibit 10.12 of the Company's 1999 Annual Report on Form 10-K)

   10.13        Departure Agreement, dated as of November 15, 2000, between the
                Company and Paul A. Brands (filed herewith).

   10.14        Second Amendment to Credit Agreement, dated as of March 21,
                2001, among the Company, certain of the Company's subsidiaries, the lenders named therein, Bank of America, N.A. as administrative agent and Wachovia Bank, N.A. as documentation agent (filed herewith).

   10.15        Form of Change in Control Executive Retention Agreement for
                Senior Executives (filed herewith).

   10.16 Form of Employment Agreement for Senior Executives (filed herewith).


   13.          2000 Financial Report (filed herewith).

   21.          Subsidiaries of the Company (filed herewith).

   23.          Consent of Independent Accountants (filed herewith).