Form 10-Q
period 2001-03-31
AMERICAN MANAGEMENT SYSTEMS INC
filed 2001-04-30
CIK 310624

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ----- EXCHANGE  ACT OF 1934

          For the Quarterly Period Ended March 31, 2001
                                       OR
    ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From:            To:
                                         ------------   ----------------

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

As of April 25, 2001, 41,606,908 shares of common stock were outstanding.

                                    CONTENTS


                                                                                 Page

Part I  Financial Information
        ---------------------

        Item 1. Consolidated Condensed Financial Statements and Notes ..........   1

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations.......................................  10

        Item 3. Quantitative and Qualitative Disclosures about Market Risk        18

Part II Other Information
        -----------------

        Item 1. Legal Proceedings...............................................  18

        Item 2. Changes in Securities...........................................  19

        Item 3. Defaults Upon Senior Securities.................................  19

        Item 4. Submission of Matters to a Vote of Security Holders.............  19

        Item 5. Other Information...............................................  19

        Item 6. Exhibits and Reports on Form 8-K................................  19


                          PART I FINANCIAL INFORMATION


Item 1. Consolidated Condensed Financial Statements and Notes

        The information furnished in the accompanying Consolidated Condensed Statements of Operations, Consolidated Condensed Balance Sheets, Consolidated Condensed Statements of Cash Flows, and Consolidated Condensed Statements of Comprehensive Income reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations and financial condition for the interim periods. The accompanying consolidated condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2000, included in the American Management Systems, Incorporated (the "Company" or "AMS") Annual Report on Form 10-K (File No. 0-9233) filed with the Securities and Exchange Commission on March 30, 2001.

                    American Management Systems, Incorporated

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                    Unaudited

                      (In millions, except per share data)



                                                               For the Quarter
                                                               Ended March 31,
                                                               2001     2000
                                                             -------- --------
REVENUES.................................................     $323.0   $311.1

EXPENSES(1):
     Client Project Expenses.............................      176.1    163.0
     Other Operating Expenses............................       96.8    102.7
     Corporate Expenses..................................       23.9     20.0
                                                            -------- --------
                                                               296.8    285.7

     Restructuring Charge................................       13.8      -
                                                            -------- --------

INCOME FROM OPERATIONS...................................       12.4     25.4

OTHER (INCOME) EXPENSE:
     Interest (Income) Expense...........................        0.5      -
     Other (Income) Expense..............................        1.2     (1.8)
     Loss on Equity Investments..........................        1.4      1.3
                                                            -------- --------
                                                                 3.1     (0.5)

INCOME BEFORE INCOME TAXES...............................        9.3     25.9

INCOME TAXES.............................................        3.8     10.6
                                                            -------- --------
NET INCOME...............................................   $    5.5  $  15.3
                                                            ========  =======
WEIGHTED AVERAGE SHARES OUTSTANDING......................       41.6     41.3
                                                            ======== ========
BASIC NET INCOME PER SHARE...............................   $   0.13  $  0.37
                                                            ========  =======
WEIGHTED AVERAGE SHARES AND EQUIVALENTS..................       42.0     41.8
                                                            ========  =======
DILUTED NET INCOME PER SHARE ............................   $   0.13  $  0.36
                                                            ========  =======



See Accompanying Notes to Consolidated Condensed Financial Statements.


----------------------------------
(1) Certain amounts from prior year have been reclassified for comparative purposes.

                    American Management Systems, Incorporated

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (In millions)



                                                                         March 31,
                                                                          2001      December 31,
        ASSETS                                                         (Unaudited)     2000
                                                                       ----------- ------------
CURRENT ASSETS:
     Cash and Cash Equivalents....................................     $  17.8       $ 43.2
     Accounts and Notes Receivable................................       310.3        311.2
     Prepaid Expenses and Other Current Assets....................        27.1         22.9
                                                                      --------     --------
                                                                         355.2        377.3

FIXED ASSETS:
     Equipment.....................................................       46.0         49.4
     Furniture and Fixtures........................................       26.8         26.8
     Leasehold Improvements........................................       25.5         24.0
                                                                      --------     --------
                                                                          98.3        100.2
     Accumulated Depreciation and Amortization.....................      (63.2)       (65.2)
                                                                      --------     --------
                                                                          35.1         35.0

OTHER ASSETS:
     Purchased and Developed Computer Software (Net of Accumulated
       Amortization of  $97.3 and $97.5) ...........................     147.6        141.9
     Intangibles (Net of Accumulated Amortization of $7.1 and $6.6).      24.8         25.4
     Other Assets ..................................................      59.8         66.3
                                                                      --------     --------
                                                                         232.2        233.6
                                                                      --------     --------

TOTAL ASSETS........................................................   $ 622.5       $645.9
                                                                       =======       ======



                                                                   (continued)

                    American Management Systems, Incorporated

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                        (In millions, except share data)


                                                                             March 31,
                                                                              2001       December 31,
                                                                           (Unaudited)      2000
        LIABILITIES AND STOCKHOLDERS' EQUITY                               -----------  ------------

CURRENT LIABILITIES:
     Notes Payable and Line of Credit....................................    $  53.1      $  41.1
     Accounts Payable....................................................       18.6         15.1
     Other Accrued Compensation and Related Items........................       35.1         74.3
     Deferred Revenues...................................................       31.9         43.0
     Other Accrued Liabilities...........................................       14.2         13.8
     Accrued Restructuring Charge........................................        7.8          -
     Income Taxes Payable................................................        6.1          7.5
                                                                           ---------    ---------
                                                                               166.8        194.8
     Deferred Income Taxes...............................................       10.1          7.1
                                                                             -------    ---------
                                                                               176.9        201.9

NONCURRENT LIABILITIES:
     Notes Payable.......................................................        8.8         10.3
     Deferred Compensation...............................................       36.0         35.3
     Deferred Income Taxes...............................................       38.2         38.0
                                                                            --------     --------
                                                                                83.0         83.6
                                                                            --------     --------
TOTAL LIABILITIES........................................................      259.9        285.5

STOCKHOLDERS' EQUITY:
     Preferred Stock ($0.10 Par Value; 4,000,000 Shares Authorized,
        None Issued or Outstanding)
     Common Stock ($0.01 Par Value; 200,000,000 Shares Authorized,
        51,057,214 and 51,057,214 Issued and 41,602,196 and 41,527,563
        Outstanding).....................................................        0.5          0.5
     Capital in Excess of Par Value......................................       86.0         86.3
     Retained Earnings...................................................      346.5        341.0
     Accumulated Other Comprehensive Loss................................      (23.0)       (18.0)
     Common Stock in Treasury, at Cost (9,455,018 and
        9,529,651 Shares)................................................      (47.4)       (49.4)
                                                                             -------     --------
                                                                               362.6        360.4
                                                                            --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................     $622.5       $645.9
                                                                              ======       ======



See Accompanying Notes to Consolidated Condensed Financial Statements.

                    American Management Systems, Incorporated

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                    Unaudited

                                  (In millions)


                                                                         For the Quarter
                                                                          Ended March 31,
                                                                         2001       2000
                                                                        -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income.........................................................   $  5.5   $ 15.3
   Adjustments to Reconcile Net Income to Net Cash (Used
    In) Operating Activities:
      Depreciation ...................................................      2.0      2.3
      Amortization....................................................     10.1      3.9
      Amortization of Stock Compensation..............................      0.6      -
      Loss on Equity Investments......................................      1.4      1.3
      Deferred Income Taxes...........................................      3.0      8.5
      Provision for Doubtful Accounts.................................      1.3      1.2
      Loss on Disposal of Assets......................................      0.4      -
   Changes in Assets and Liabilities:
      Increase in Accounts and Notes Receivables......................     (3.3)    (9.7)
      Increase in Prepaid Expenses and Other Current Assets...........     (4.9)    (3.9)
      Decrease (Increase) in Other Assets.............................      2.2     (3.4)
      Decrease in Accrued Incentive Compensation......................    (26.9)   (44.9)
      Decrease in Accounts Payable, Other Accrued
         Compensation, and Other Accrued Liabilities..................     (5.8)    (6.9)
      Increase in Accrued Restructuring Charge........................      7.8      -
      Decrease in Deferred Revenue....................................    (10.8)   (16.0)
      Decrease in Accrued Contract Losses.............................     (0.7)    (2.5)
      Decrease in Income Taxes Payable................................     (0.8)    (1.1)
                                                                        -------- --------
   Net Cash Used in Operating Activities..............................    (18.9)   (55.9)
                                                                        -------- --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Fixed Assets...........................................     (2.8)    (2.6)
   Purchase and Development of Computer Software......................     (9.1)   (18.4)
   Other Investments and Intangibles..................................     (3.7)    (6.8)
                                                                        -------- --------
   Net Cash Used in Investing Activities..............................    (15.6)   (27.8)
                                                                        -------- --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings.........................................................     35.0      -
   Payments on Borrowings.............................................    (24.5)    (1.5)
   Proceeds from Common Stock Options Exercised.......................      1.1      6.1
   Payments to Acquire Treasury Stock.................................        -     (0.1)
                                                                        -------- --------
   Net Cash Provided by Financing Activities..........................     11.6      4.5
                                                                        -------- --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............................     (2.5)    (2.9)
                                                                        -------- --------
NET DECREASE IN CASH AND CASH EQUIVALENTS.............................    (25.4)   (82.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................     43.2    111.3
                                                                        -------- --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................   $ 17.8   $ 29.2
                                                                        =======  =======
NON-CASH OPERATING AND FINANCING ACTIVITIES:
   Treasury Stock Utilized to Satisfy Accrued Incentive
      Compensation Liabilities........................................   $  -     $  3.6
   Treasury Stock Utilized to Satisfy Stock Options Exercised ........   $  0.9   $  5.8




See Accompanying Notes to Consolidated Condensed Financial Statements.

                    American Management Systems, Incorporated

            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

                                    Unaudited

                                  (In millions)



                                                              For the Quarter
                                                              Ended March 31,
                                                               2001    2000
                                                              ------  -------
NET INCOME..................................................  $ 5.5    $15.3

OTHER COMPREHENSIVE INCOME (LOSS):
   Currency Translation Adjustment..........................   (5.0)    (2.9)
                                                              ------  -------
COMPREHENSIVE INCOME........................................  $ 0.5    $12.4
                                                              ======  =======





See Accompanying Notes to Consolidated Condensed Financial Statements.

                    American Management Systems, Incorporated

                  SUPPLEMENTAL CONSOLIDATED REVENUES BY MARKET

                                    Unaudited

                                  (In millions)



                                                              For the Quarter
                                                              Ended March 31,
                                                              2001       2000
                                                             -------  --------
     New Media and Communications Firms..................    $  86.7  $  78.9

     Financial Services Institutions.....................       52.1     54.9

     State and Local Governments and Education...........       77.9     77.9

     Federal Government Agencies.........................       90.5     84.1

     Other Corporate Clients.............................       15.8     15.3
                                                            -------- --------

     Total Revenues......................................     $323.0   $311.1
                                                              ======   ======

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The business of American Management Systems, Incorporated and its wholly owned subsidiaries ("AMS" or the "Company") is to partner with clients to achieve breakthrough performance through the intelligent use of information technology. AMS is the premier provider of Next Generation Enterprise business and technology solutions that dramatically improve performance. AMS provides a full range of consulting services, from strategic business analysis to the full implementation of services. AMS is headquartered in Fairfax, Virginia, with 51 offices worldwide and approximately 8,500 employees. The Company, which operates as one segment, focuses on the following primary target markets: financial services, new media and communications, federal government, state and local governments and education and other corporate clients.

     The consolidated condensed financial statements include the results of AMS and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2001 for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 may not be indicative of the results to be expected for the full year.

NOTE 2 -- EARNINGS PER SHARE RECONCILIATION


Three Months ended March 31 (In millions except per share data)       2001    2000
-------------------------------------------------------------------------------------

Basic Earnings per Share Computation
------------------------------------
   Net Income (Numerator)                                             $ 5.5    $15.3
                                                                      -----    -----
   Weighted Average Shares (Denominator)                               41.6     41.3
                                                                      -----    -----
   Basic Net Income per Share                                         $0.13    $0.37
                                                                      =====    =====
Diluted Earnings per Share Computation
--------------------------------------
   Net Income (Numerator)                                             $ 5.5    $15.3
                                                                      -----    -----
   Weighted Average Shares and Equivalents:
     Weighted Average Shares                                           41.6     41.3
     Effect of Other Dilutive Securities:
        Options                                                         0.3      0.5
        Nonvested Restricted Stock                                      0.1      -
                                                                      -----    -----
     Total Weighted Average Shares and Equivalents (Denominator)       42.0     41.8
                                                                      -----    -----
   Diluted Net Income per Share                                       $0.13    $0.36
                                                                      =====    =====


NOTE 3 -- RESTRUCTURING

      In February 2001, the Company announced the development of a formal plan for restructuring in order to consolidate operating activities, streamline the internal operations, and realign the Company's operations to a shared services model. The Company expects to take a total charge of between $17.8 million and $20.8 million throughout fiscal year 2001 related to these efforts.

      In March 2001, the Company recorded restructuring and other related charges of $13.8 million, consisting of $11.3 for severance and severance related outplacement services, $1.8 for closure and consolidation of facilities and $0.7 million for other related restructuring charges. As of the first quarter of 2001, the restructuring plan formally calls for the reduction of 449 individuals and positions, 328 of which are from U.S. offices, 2 in Canada and 119 from various offices throughout Europe. Employees terminated include individuals at all levels within the Company in both professional services and support functions. As of March 31, 2001, 388 of the employees had been terminated and the Company paid approximately $6.0 million in severance and severance related costs. Of the remaining $7.8 million liability, $7.2 million is expected to be paid by December 31, 2001. The remaining $0.6 million, related to real estate commitment obligations, is expected to be paid over the next two years.

      Restructuring reserve activities as of and for the quarter ended March 31, 2001 were as follows:


                                             Paid Through   Remaining Balance
                                Expense     March 31, 2001    March 31, 2001
                                -------     --------------  -----------------
      Severance and Benefits     $11.3         $(6.0)             $5.3
      Facilities                   1.8           -                 1.8
      Other                        0.7           -                 0.7
                                -------     --------------  -----------------
      Total                      $13.8         $(6.0)             $7.8
                                =======     ==============  =================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain forward-looking statements. In addition, the Company or its representatives from time to time may make, or may have made, certain forward-looking statements, orally or in writing, including, without limitation, any such statements made in this MD&A, press releases, analysts' conference calls, broadcasts on the web, or any such statements made, or to be made, in the MD&A contained in other filings with the Securities and Exchange Commission. The Company wishes to ensure that such forward-looking statements are accompanied by meaningful cautionary statements so as to ensure, to the fullest extent possible, the protections of the safe harbor established by Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Accordingly, such forward-looking statements made by, or on behalf of, the Company are qualified in their entirety by reference to, and are accompanied by, the discussion herein of important factors that could cause the Company's actual results to differ materially from those projected in such forward-looking statements.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated the percentage of total revenues of major items in the Consolidated Condensed Statements of Operations and the percentage change in such items from period to period (see "Consolidated Condensed Financial Statements and Notes"), excluding percentage changes in de minimus dollar amounts. The effect of inflation and price changes on the Company's revenues, income from operations, and expenses is generally comparable to the general rate of inflation in the U.S. economy.



                                                  Percentage of   Period-to-Period
                                                 Total Revenues       Change
                                                 --------------   ----------------
                                                 Quarter Ended      Quarter Ended
                                                    March 31,       March 31, 2001
                                                                          vs.
                                                   2001    2000    March 31, 2000
                                                -------  -------   ---------------

Revenues...................................     100.0%   100.0%          3.8%

Expenses
   Client Project Expenses.................      54.5     52.4           8.0
   Other Operating Expenses................      30.0     33.0          (5.7)
   Corporate Expenses......................       7.4      6.4          19.5

   Restructuring Charge....................       4.3      -             -
                                              -------    -------

Income from Operations.....................       3.8      8.2         (51.2)

Other (Income) Expense.....................       0.9     (0.1)       (720.0)
                                              -------    -------
Income Before Income Taxes.................       2.9      8.3         (64.1)

Income Taxes...............................       1.2      3.4         (64.2)
                                              -------    -------
Net Income.................................       1.7      4.9         (64.1)
Weighted Average Shares Outstanding........                              0.7
Basic Net Income per Share.................                            (64.9)
Weighted Average Shares and Equivalents....                              0.5
Diluted Net Income per Share...............                            (63.9)


      COMPANY OVERVIEW

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

      The Company, which operates as one segment, focuses on clients in specific industries, which are referred to as target markets. The Company is targeting high value sectors within these target markets and striving to be the market leader in providing Next Generation Enterprise solutions. Organizations in AMS's target markets - new media and communications firms; financial services institutions; state and local governments and education organizations; federal government agencies; and other corporate clients -- have a crucial need to exploit the potential benefits of information and systems integration technology. The Company helps clients fulfill this need by ensuring quality project execution and by managing a professional staff, which is composed of experts in the necessary technical and functional disciplines. The Company is focused on consolidating operating activities to create new opportunities for growth and leveraging its deep industry knowledge and existing client relationships to support that growth.


      REVENUES

      Revenues increased $11.9 million, or 3.8% from $311.1 million in the first quarter of 2000, to $323.0 million in the first quarter of 2001. Looking ahead to the rest of 2001, the Company expects continued revenue growth at single digit rates on a quarterly basis over the comparable quarters in fiscal year 2000.

      Business with non-US clients decreased $2.8 million or 5.2% from $53.6 million in the first quarter of 2000, to $50.8 million in the first quarter of 2001. The decrease in revenues with non-US clients was driven by decreases in revenues across Europe primarily in the New Media and Communications market. Business with non-US clients currently represents approximately 15.7% of the Company's revenues. The Company continues to focus on positioning itself to achieve growth in non-US business going forward through reorganizing the European operations and reporting structure and expanding the number of services offered to non-US clients. For the remainder of fiscal year 2001, the Company expects revenues for non-US business to be in line with the overall revenue growth rate of the Company.

      In the New Media and Communications target market, a market characterized by large projects with relatively few clients, revenues increased 9.9% for the first quarter of 2001 in comparison with revenues in the first quarter of 2000. The primary drivers of this increase are two contracts for the implementation of the Company's customer care and billing product suite (known as "Tapestry") to North American clients. Non-US revenues in this market decreased 10.5% in the first quarter of 2001 when compared with the first quarter of 2000. A principal contributor to this decrease in revenues is a slowdown in the growth of the telecommunications industry world-wide that continues to experience industry market consolidations and increased pressure to reduce spending. By continuing to focus on key client relationships and quality project execution during 2001, the Company expects revenue growth in this market to increase at rates similar to the Company's overall revenue growth rate.

      In the Financial Services Institutions target market, revenues in the first quarter of 2001 decreased 5.1% from the first quarter of 2000. The revenue decrease across this target market was driven by slower than expected project starts. Business with non-US clients increased 9.2%, accounting for approximately 38.6% of the first quarter 2001 revenues in this market. Industry projections point to a slower demand for IT services in the financial services sector and increased competition for new client business throughout 2001. To mitigate this slow down the company is focused on consolidating operations supporting the Company's financial services clients and reducing operating cost structure. The Company expects to leverage its existing client relationships, next generation product solutions and strategic alliance relationships with leading industry providers to achieve revenue growth at rates in line with the Company's overall anticipated revenue growth rate for 2001.

      Revenues in the State and Local Governments and Education target market remained at the same level for the first quarter of 2001 as they were during the first quarter of 2000, $77.9 million. Both the 2001 and 2000 quarters were characterized by the ramping down of large projects and the beginning of several smaller state and local contracts in the tax and human services arena. Throughout 2001, the Company is repositioning itself for continued growth in revenues by consolidating operations to establish a targeted enterprise-wide focus for our clients as well as expanding and leveraging our eGovernment capabilities and existing client relationships. Revenues in the State and Local Governments and Education target market are expected to increase in 2001 at rates below the Company's overall growth rate due to longer lead times on new project starts. On certain contracts with state taxation departments, the Company's fees are paid out of the benefits (increased collections) that the client achieves. The Company defers recognition of revenues on these contracts until that point at which management can predict, with reasonable certainty, that the benefit stream will generate amounts sufficient to fund the contract. From that point forward, revenues are recognized on a percentage of completion basis. Revenues on all of the current multi-year benefits-funded contracts are being recognized on a percentage of completion basis.

      Revenues in the Federal Government Agencies target market increased 7.6% in the first quarter of 2001, compared to the same 2000 period. The revenue growth experienced in this market was due to the Company's continued expansion of several large contracts leveraging the Company's leadership in financial systems and procurement business solutions. The Company's long-term contract with the Department of Defense for its Standard Procurement System continues to drive a large portion of revenues across this market. For the remainder of the year, the Company expects revenue growth in this market in the high single digits compared to the same 2000 quarter over quarter periods. These revenue increases will continue to be driven by several large contracts with clients using the Company's federal financial systems as well as contracts leveraging the Company's strategic alliance relationships with both Seibel and Ariba.

      Revenues in the Other Corporate Clients market increased 3.3% in the first quarter 2001, compared to the same 2000 period. The Company continues to expand its business with clients in the utilities and healthcare marketplace. For all of 2001, the Company expects revenue growth in this market to increase at rates above the Company's overall growth rate.


      EXPENSES

      Client project expenses and other operating expenses together increased 2.7% from $265.7 million for the first quarter of 2000 to $272.9 million for the first quarter of 2001. This increase is primarily in line with revenue growth. The increase in direct contract costs was driven by costs to support client implementation of the Company's next generation customer care and billing software. Other operating expenses decreased due to reductions in accruals for company-wide incentive compensation which were partially offset by increased amortization expense related to the Tapestry software.

      The Company recorded a restructuring charge in the first quarter of 2001 of $13.8 million. This restructuring charge results from the Company's strategy to consolidate operating activities and streamline internal operations to a shared services model . The Company expects to incur an additional charge of between $4 million and $7 million by the end of fiscal year 2001 to complete these initiatives.

      Corporate expenses increased by $3.9 million, or 19.5% from $20.0 million for the first quarter of 2000 to $23.9 million for the first quarter of 2001. This increase was primarily attributable to increased advertising costs for the Company's branding and awareness campaign as well as retention programs for both senior management and other titled staff. These programs include bonuses provided for senior management employment agreements and restricted stock awards given for retention purposes in the third quarter of fiscal 2000. These programs are being amortized over the vesting periods of the respective awards. Despite these increases, the Company expects corporate expenses to grow at rates corresponding to the Company's overall revenue growth rate due to focused efforts on streamlining the Company's business model as well as reductions in corporate-level performance-based incentive compensation and profit based compensation under the Company's restricted stock program.

     As discussed previously in the Company's Form 10-K filed March 30, 2001, the Company recorded a charge of $35.2 million to pre-tax earnings in the second half of 2000 due to the settlement of a lawsuit filed by the State of Mississippi and the payment of related expenses. The Company made final payments of approximately $0.5 million in the first quarter of 2001 reducing the remaining liability to zero. The Company has no remaining payments associated with this provision. Approximately $12.3 million of the $35.2 million paid, as well as amounts paid by the Company's insurers, was used to purchase guaranteed funding contracts in the names of the State agencies which are to receive the settlement payments. In the remote event that the insurance companies from which the Company purchased the guaranteed funding contracts are unable to make the settlement payments, the Company remains contingently liable.


      INCOME FROM OPERATIONS

      Income from operations decreased 51.2% from $25.4 million for the first quarter of 2000 to $12.4 million for the first quarter of 2001. This decrease was driven by the above-mentioned restructuring charge of $13.8 million. Excluding the $13.8 million restructuring charge, income from operations would have increased by $0.8 million, or 3.1%, from $25.4 million in the first quarter of 2000 to $26.2 million in the first quarter of 2001. The Company continues to focus on maintaining strong operating profit margins emphasizing well-structured and well-priced engagements, tightly managed delivery risk, and focused reductions in indirect costs company-wide.


      OTHER (INCOME) EXPENSE

      For the first quarter of 2001, net interest expense increased $0.5 million from zero net interest expense for the first quarter of 2000. This increase was due to overall increases in the outstanding borrowings under our credit facility due primarily to the cash payments made in the third and fourth quarters of fiscal 2000 for settlement of the lawsuit with the State of Mississippi. The Company recorded net other expense of $1.2 million for the quarter ended March 31, 2001 as compared to net other income of $1.8 million for the quarter ended March 31, 2000. This net decrease in other income was primarily attributable to a decrease of $2 million related to the Company's marking-to-market of company owned life insurance.

      The Company continues to develop its investment strategy and evaluate opportunities presented by certain business relationships that would generate additional income for its core business, leverage its existing assets (customers, competencies, relationships, and technologies) and maximize shareholder value. The Company's loss on equity investments relates to the Company's share of Competix.com's losses. Losses on equity investments increased $0.1 million, from $1.3 million for the first quarter of 2000 to $1.4 million in the first quarter of 2001. As of March 31, 2001, the Company's remaining basis in its investment is a $1.2 million note receivable.


FOREIGN CURRENCY EXCHANGE

      In the first quarter of 2001, approximately 15.7% of the Company's revenues were derived from non-US business. The Company's practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. In a further effort to mitigate foreign currency exchange risk, the Company has established a notional cash pool with a European bank. This arrangement allows the Company to better utilize its cash resources among all of the Company's subsidiaries, without incurring foreign currency conversion risks, thereby mitigating foreign currency exposure. The Company also actively manages the excess cash balances in the cash pool, which tends to increase net interest income. In the past, the Company employed limited hedging of inter-company loans through derivative instruments (foreign currency swap contracts); however, as of March 31, 2001 the Company had no such outstanding derivative contracts.


LIQUIDITY AND CAPITAL RESOURCES

      The Company provides for its operating cash requirements primarily through funds generated from operations. The Company has borrowing arrangements with the Bank of America and Wachovia Bank including a revolving credit facility (not to exceed $120 million), with $47 million outstanding at March 31, 2001 and term loan agreements with $14.9 million outstanding at March 31, 2001. The revolving credit facility expires on January 9, 2003. These borrowing agreements allow for cash and currency management with respect to the short-term impact of certain cyclical uses of cash, such as annual payments of incentive compensation as well as financing, from time to time, accounts receivable and other obligations. The credit facility described above includes covenants relating to the maintenance of certain financial ratios and restrictions on the Company's ability to pay dividends.

      The Company's cash and cash equivalents declined $25.4 million to $17.8 million at March 31, 2001 when compared with December 31, 2000. The decline in cash and cash equivalents was due to $18.9 million in cash used by operating activities, $15.6 million in cash used by investing activities as well as $2.5 million related to the effect of exchange rate changes on cash offset by $11.6 million in cash provided by financing activities.

      Cash used in operating activities during the first quarter of 2001 was $18.9 million principally due to payments for incentive compensation, payments related to restructuring and an overall decrease in contract pre-payments (deferred revenue). For the remainder of fiscal year 2001, the Company anticipates between $11.2 million and $14.2 million in additional payments for costs related to restructuring.

      Cash used in investing activities was $15.6 million during the first quarter of 2001 due to $2.8 million of fixed asset purchases, $9.1 million in additional investments in capitalized and purchased software products, and $3.7 million for other investments.

      Cash provided by financing activities during the first quarter of 2001 was $11.6 million principally due to $35.0 million in increased borrowings, offset by $24.5 million of payments on borrowings which includes $23.0 million of payments on the line of credit and approximately $1.5 million in installment payments of principal on outstanding debt owed to banks. The Company also received proceeds of approximately $1.1 million during the period from the exercise of stock options and the tax benefits related thereto. The Company made no material repurchases of common stock during the first quarter of 2001.

      The Company enters into large, long-term contracts and, as a result, periodically maintains individually significant receivable balances with certain major clients. At March 31, 2001, the Company had approximately $32 million in Accounts Receivable under a predominantly cost-plus incentive fee contract with the Federal Retirement Thrift Investment Board. Some of this amount represents works-in-progress which are not yet contractually billable under the terms of the contract. While the customer is currently withholding certain payments pending discussions as to the future costs of completion, the Company believes it has or will have, on delivery and acceptance of associated deliverables, a basis under the contract to collect the outstanding receivables. No other single customer represents greater than 10% of accounts receivable.

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

      The Company faces continuing risks in the area of project delivery and staffing. AMS has established a reputation in the marketplace of being a firm that delivers on time and in accordance with specifications regardless of the complexity of the application and the technology. The Company's customers often have a great deal at stake in being able to meet market and regulatory demands, and demand very ambitious delivery requirements. In order to meet its contractual commitments, AMS must continue to recruit, train, and assimilate successfully large numbers of entry-level and experienced employees annually, as well as to provide sufficient senior managerial experience on engagements, especially on large, complex projects. Moreover, this staff must be re-deployed on projects globally. Staffing projects in certain less industrialized countries can pose special risks and challenges. The Company must also manage rates of attrition, in view of increased competition for its talent.

      There is also the risk of failing to successfully manage large projects and the risk that the unanticipated delay, suspension, renegotiation or cancellation of a large project could have an adverse impact on operating results. Any such development in a project could result in a decline in revenues or profits, the need to relocate staff, a lawsuit or other dispute with a client regarding money owed, or damages incurred as a result of alleged non-performance by AMS and a diminution of AMS's reputation. Changing client requirements, such as scope changes and process issues, and delays in client acceptance of interim project deliverables, are other examples of risks of non-performance, especially in large complex projects. All of these risks are magnified in the largest projects and markets simply because of their size. The Company's business is characterized by large contracts producing high percentages of the Company's revenues. For example, 40% of the Company's total revenues in 2000 was derived from business with 17 clients.

      There is also the risk of revenues not being realized when expected, such as in certain contracts in the State and Local Governments market. On certain large contracts, the Company's fees are paid out of the benefits (for example, increased revenues from tax collections) that the client achieves. The Company defers recognition of such revenues until management can predict, with reasonable certainty, that the benefit stream will generate amounts sufficient to fund the contract. From that point forward revenues are recognized on a percentage of completion basis. As the number of such contracts, and the Company's experience with predicting the timing and certainty of such revenues, have increased over time, revenues on all of the current multi-year benefits-funded contracts are being recognized on a percentage of completion basis.

      The Company also faces the risk of increased competition in the markets in which it participates. In addition to any risk that the Company's competitors may create, some of the Company's current or prospective clients may decide to perform projects with their in-house staff that the Company might otherwise have undertaken. The Company also faces the risk of shrinking markets resulting from mergers and other consolidations of clients or prospective clients. Increased competition from industry rivals, as well as decisions by clients to outsource fewer projects or to consolidate with others in the Company's markets, could have a negative effect on pricing, revenues and margins.

      Events such as declines in revenues or profits, downturns in the industry in which the Company operates and downturns in the stock markets generally could result in immediate fluctuations in the trading price and volume of the Company's stock. Certain other risks, including, but not limited to, the Company's international scope of operations, are discussed elsewhere in this Form 10-Q. The Company conducts business in countries other than Western Europe and North America. Approximately 3% of the Company's total revenue in 2000 came from business conducted in countries outside of Western Europe and North America. Contracts being performed in such non-Western countries can have higher delivery risks for a variety of reasons. Because the Company operates in a rapidly changing and highly competitive market, additional risks not discussed in this Form 10-Q may emerge from time to time. The Company cannot predict such risks or assess the effect, if any, that such risks may have on its business. Consequently, the Company's various forward-looking statements, made, or to be made, should not be relied upon as a prediction of actual results.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

      The information required by this item is hereby incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001. There have been no material changes in the Company's market risk from that disclosed in the Company's 2000 Form 10-K.


                            PART II OTHER INFORMATION


Item 1.     Legal Proceedings

            American Management Systems, Inc. and Federal Insurance Company v. National Union Fire Insurance Company of Pittsburgh, PA, No. 3-00CV682B-CIV (US District Court for the Southern District of Mississippi, Jackson County Division). As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, on September 11, 2000, AMS filed a lawsuit against National Union Fire Insurance Company ("National Union"), one of its insurance carriers, seeking damages arising from National Union's failure to take advantage of opportunities to settle the case styled State of Mississippi
v. American Management Systems, Inc., No 251-99.382-CIV (Circuit Court of Hinds County, Mississippi) (discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000) within National Union's policy limits. Federal Insurance Company ("Federal") has joined in that claim to recover the amount of secondary excess coverage that it contributed to the Mississippi settlement. On November 13, 2000, National Union filed a motion to dismiss the case, to stay the matter pending a decision in the case that it filed against AMS and Federal in the Fairfax County Circuit Court (discussed in the following paragraph), or in the alternative, to transfer the case from the United States District Court for the Southern District of Mississippi to the United States District Court for the Eastern District of Virginia. As a result of the Fairfax County Circuit Court's ruling (discussed below), National Union subsequently withdrew the motion to stay or dismiss, but not the motion to transfer. AMS and Federal have responded to the motion and it is pending before the court. On April 17, 2001, National Union served its answer to the complaint filed by AMS and Federal. In that pleading, National Union asserted a counterclaim that is virtually identical to the $37 million claim that has been stayed in the Fairfax County Circuit Court (discussed below). The counterclaim alleges that AMS breached duties of cooperation and participation under the National Union policy and requests damages in the amount of $38 million plus interest and unspecified other relief. AMS and Federal have 20 days in which to assert a reply and defenses to the counterclaim. The court has set a schedule under which discovery is to be completed by June 1, 2001, substantive motions are to be filed by June 15, 2001, and a pretrial conference is to be held on September 14, 2001. The case is scheduled for trial during the period from October 1, 2001 to October 19, 2001.

            National Union Fire Insurance Company of Pittsburgh, PA v. American Management Systems, Inc. and Federal Insurance Company. On September 22, 2000, the Company was served with a declaratory judgment complaint filed by National Union in the Circuit Court for Fairfax County, Virginia. National Union seeks a determination that it did not breach its obligation to the Company in the failure to settle the Mississippi action (discussed in the Company's Annual Report on form 10-K for the year ended December 31, 2000) and further seeks a court determination that its excess policy has been exhausted as a consequence of National Union's payment toward the settlement. The Company and Federal filed a motion to dismiss or stay the Virginia lawsuit in favor of the lawsuit filed by the Company and Federal in Mississippi. On January 11, 2001, the Fairfax County Court denied the requests to dismiss or stay the case. The court invited the parties to move for reconsideration of its order and both the Company and Federal did so. On February 9, 2001, the Company and Federal asserted defenses to National Union's complaint. On the same day, National Union filed a motion to amend its complaint to add (i) a request for a declaration that National Union has no liability for any existing or potential claim that otherwise would be within the coverage of the National Union policy and (ii) a claim that the Company breached duties of cooperation and participation under the National Union policy and that the Company is liable to National Union for damages in the amount of $37 million plus interest. On March 28, 2001, the Court issued a ruling dismissing National Union's claims without prejudice, with the exception of the counterclaim, which is stayed pending the outcome of the case pending in Mississippi (discussed above).


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

                        3.3 By-Laws of the Company, as amended on June 12, 2000 (incorporated herein by reference to Exhibit 3.3 to the Company's 2000 Annual Report on Form 10-K, filed March 30, 2001).

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

                        10.12 1999 Contractor Stock Option Plan (incorporated herein by reference to Exhibit 10.12 the Company's 1999 Annual Report on Form 10-K)

                        10.13 Departure Agreement, dated as of November 15, 2000, between the Company and Paul A. Brands (incorporated herein by reference to Exhibit 10.13 to the Company's 2000 Annual Report on Form 10-K).

                        10.14 Second Amendment to Credit Agreement, dated as of March 21, 2001, among the Company, certain of the Company's subsidiaries, the lenders named therein, Bank of America, N.A. as administrative agent and Wachovia Bank, N.A. as documentation agent (incorporated herein by reference to Exhibit 10.14 to the Company's 2000 Annual Report on Form 10-K).

                        10.15 Form of Change in Control Executive Retention Agreement for Senior Executives (incorporated herein by reference to Exhibit
10.15 to the Company's 2000 Annual Report on Form 10-K).

                        10.16 Form of Employment Agreement for Senior Executives (incorporated herein by reference to Exhibit 10.16 to the Company's 2000 Annual Report on Form 10-K).

                  13. 2000 Financial Report (filed as Exhibit 13 to the Company's 2000 Annual Report on Form 10-K).




      (b)   REPORTS ON FORM 8-K

            None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERICAN MANAGEMENT SYSTEMS, INCORPORATED







Date:      April 30, 2001              /s/  William M. Purdy
       ----------------------          ---------------------------------------------------------------
                                       William M. Purdy, Chief Executive Officer and President



Date:      April 30, 2001              /s/ Ronald L. Schillereff
       ----------------------          ---------------------------------------------------------------
                                       Ronald L. Schillereff, Chief Financial Officer, Treasurer, and
                                         Executive Vice President



                                  EXHIBIT INDEX


  Exhibit
  Number    Description
  -------   -----------
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

   3.3      By-Laws of the Company, as amended on June 12, 2000 (incorporated    *
            herein by reference to Exhibit 3.3 to the Company's 2000 Annual
            Report on Form 10-K, filed March 30, 2001).

   3.4      Certificate of Amendment of Second Restated Certificate of           *
            Incorporation of the Company (incorporated herein by reference to
            Exhibit 3.4 of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999).

   4.1 Specimen Common Stock Certificate (incorporated herein by reference * to Exhibit 4.1 of the Company's quarterly report on Form 10-Q for the Quarter ended March 31, 1997).

   4.2      Rights Agreement dated as of July 31, 1998, between the Company and  *
            ChaseMellon Shareholder Services L.L.C. as Rights Agent
            (incorporated herein by reference to the Company's Form 8-A filed on August 4, 1998, including form of Rights Certificate).

  10.1 1996 Amended Stock Option Plan F as amended (incorporated herein by * reference to Exhibit A to the Company's definitive Proxy Statement filed on April 15, 1999).

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


                                  EXHIBIT INDEX



  Exhibit
  Number    Description
  -------   -----------

  10.6      Multi-Currency Revolving Credit Agreement dated as of January 9,      *
            1998 among the Company,certain of the Company's subsidiaries, the
            Lenders named therein, and NationsBank N.A. as administrative agent and Wachovia Bank N.A., as Documentation agent. (incorporated herein by reference to Exhibit 10.6 of the Company's 1997 Annual Report on
            Form 10-K).                          *

  10.7      Agreement of Lease between Joshua Realty Corporation and the
            Company, dated August 10, 1992, as amended (incorporated herein by    *
            reference to Exhibit 10.7 of the Company's 1997
            Annual Report on Form 10-K).

  10.8      Office Lease Agreement between Hyatt Plaza Limited Partnership and    *
            the Company, dated August 12, 1993, as amended (incorporated herein by reference to Exhibit 10.8 of the Company's 1997 Annual Report on
            Form 10-K).

  10.9      Lease Agreement between Fairfax Gilbane, L.P. and the Company, dated  *
            February 15, 1994, as amended (incorporated herein by reference to
            Exhibit 10.9 of the Company's 1997 Annual Report on Form 10-K).

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

  10.12     1999 Contractor Stock Option Plan (incorporated by reference to       *
            Exhibit 10.12 of the Company's 1999 Annual Report on Form 10-K).

  10.13     Departure Agreement, dated as of November 15, 2000, between the       *
            Company and Paul A. Brands (incorporated herein by reference to
            Exhibit 10.13 to the Company's 2000 Annual Report on Form 10-K).


                                  EXHIBIT INDEX



  Exhibit
  Number    Description
  -------   -----------

  10.14     Second Amendment to Credit Agreement, dated as of March 21, 2001,     *
            among the Company, certain of the Company's subsidiaries, the lenders named therein, Bank of America, N.A. as administrative agent and Wachovia Bank, N.A. as documentation agent (incorporated herein by reference to Exhibit 10.14 to the Company's 2000 Annual
            Report on Form 10-K).

  10.15     Form of Change in Control Executive Retention Agreement for Senior    *
            Executives (incorporated herein by reference to Exhibit 10.15 to the
            Company's 2000 Annual Report on Form 10-K).

  10.16     Form of Employment Agreement for Senior Executives (incorporated      *
            herein by reference to Exhibit 10.16 to the Company's 2000 Annual
            Report on Form 10-K).

  13.       2000 Financial Report (filed as Exhibit 13 to the Company's 2000      *
            Annual Report on Form 10-K).


-----------------------
*Previously filed.