Form 10-Q
period 2001-06-30
AMERICAN MANAGEMENT SYSTEMS INC
filed 2001-08-14
CIK 310624

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period From: To:

Commission File No.: 0-9233

American Management Systems, Incorporated
(Exact name of registrant as specified in its charter)

State or other Jurisdiction of Incorporation or Organization: Delaware	I.R.S. Employer Identification No.: 54-0856778

4050 Legato Road
Fairfax, Virginia 22033
(Address of principal executive office)

      Registrant’s Telephone No., Including Area Code:                                     (703) 267-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	X	NO

As of August 1, 2001, 41,682,411 shares of common stock were outstanding.

Part I  FINANCIAL INFORMATION

Item 1.    Consolidated Condensed Financial Statements and Notes

      The information furnished in the accompanying Consolidated Condensed Statements of Operations, Consolidated Condensed Balance Sheets, Consolidated Condensed Statements of Cash Flows, and Consolidated Condensed Statements of Comprehensive Income reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations and financial condition for the interim periods. The accompanying consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2000, included in the American Management Systems, Incorporated (the “Company” or “AMS”) Annual Report on Form 10-K (File No. 0-9233) filed with the Securities and Exchange Commission on March 30, 2001.

American Management Systems, Incorporated
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Unaudited
(In millions, except per share data)

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

REVENUES	$319.0	$318.0	$641.9	$629.1

EXPENSES:[1]

Client Project Expenses	179.1	162.9	355.2	325.9

Other Operating Expenses and Corporate Expenses	115.6	127.5	236.3	250.2

	294.7	290.4	591.5	576.1

Restructuring Charge	8.7	—	22.5	—

Special Charge	7.4	—	7.4	—

INCOME FROM OPERATIONS	8.2	27.6	20.5	53.0

OTHER (INCOME) EXPENSE:

Interest (Income) Expense	1.7	1.4	2.1	1.4

Other (Income) Expense	(2.5)	—	(1.3)	(1.8)

Loss (Gain) on Equity Investments	1.2	(1.1)	2.6	0.2

	0.4	0.3	3.4	(0.2)

INCOME BEFORE INCOME TAXES	7.8	27.3	17.1	53.2

INCOME TAXES	3.2	11.2	7.0	21.8

NET INCOME	$4.6	$16.1	$10.1	$31.4

WEIGHTED AVERAGE SHARES OUTSTANDING	41.6	41.6	41.6	41.4

BASIC NET INCOME PER SHARE	$0.11	$0.39	$0.24	$0.76

WEIGHTED AVERAGE SHARES AND EQUIVALENTS	42.0	42.4	42.0	42.1

DILUTED NET INCOME PER SHARE	$0.11	$0.39	$0.24	$0.75

      See Accompanying Notes to Consolidated Condensed Financial Statements.

      1 Certain prior year amounts have been reclassified to conform with the current year presentation.

American Management Systems, Incorporated
CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions)

	June 30,
	2001	December 31,
	(Unaudited)	2000

ASSETS

CURRENT ASSETS:

Cash and Cash Equivalents	$5.3	$43.2

Accounts and Notes Receivable	309.6	311.2

Prepaid Expenses and Other Current Assets	31.2	22.9

	346.1	377.3

FIXED ASSETS:

Equipment	43.6	49.4

Furniture and Fixtures	26.2	26.8

Leasehold Improvements	27.4	24.0

	97.2	100.2

Accumulated Depreciation and Amortization	(62.5)	(65.2)

	34.7	35.0

OTHER ASSETS:

Purchased and Developed Computer Software (Net of Accumulated Amortization of $100.3 and $97.5)	144.2	141.9

Intangibles (Net of Accumulated Amortization of $7.7 and $6.6)	24.3	25.4

Other Assets	66.6	66.3

	235.1	233.6

TOTAL ASSETS	$615.9	$645.9

(continued)

American Management Systems, Incorporated
CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share data)

	June 30,
	2001	December 31,
	(Unaudited)	2000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Notes Payable and Line of Credit	$36.7	$41.1

Accounts Payable	18.6	15.1

Other Accrued Compensation and Related Items	50.3	74.3

Deferred Revenues	25.2	43.0

Other Accrued Liabilities	17.0	13.8

Accrued Restructuring Charge	7.5	—

Income Taxes Payable	3.3	7.5

	158.6	194.8

Deferred Income Taxes	6.9	7.1

	165.5	201.9

NONCURRENT LIABILITIES:

Notes Payable	7.3	10.3

Deferred Compensation	36.6	35.3

Deferred Income Taxes	38.0	38.0

	81.9	83.6

TOTAL LIABILITIES	247.4	285.5

STOCKHOLDERS’ EQUITY:

Preferred Stock ($0.10 Par Value; 4,000,000 Shares Authorized, None Issued or Outstanding) Common Stock ($0.01 Par Value; 200,000,000 Shares Authorized, 51,057,214 and 51,057,214 Issued and 41,681,075 and 41,527,563 Outstanding)	0.5	0.5

Capital in Excess of Par Value	85.4	86.3

Retained Earnings	351.1	341.0

Accumulated Other Comprehensive Loss	(23.1)	(18.0)

Common Stock in Treasury, at Cost (9,376,139 and 9,529,651 Shares)	(45.4)	(49.4)

	368.5	360.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$615.9	$645.9

      See Accompanying Notes to Consolidated Condensed Financial Statements.

American Management Systems, Incorporated
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	For the Six Months
	Ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$10.1	$31.4

Adjustments to Reconcile Net Income to Net Cash Provided By (Used In) Operating Activities:

Depreciation	4.3	4.7

Amortization	19.5	7.9

Amortization of Stock Compensation	1.3	—

Loss on Equity Investments	2.6	3.7

Increase in Cash Surrender Value of Company-Owned Life Insurance	—	(1.3)

Deferred Income Taxes	(0.4)	16.2

Provision for Doubtful Accounts	5.1	2.4

Loss on Disposal of Assets	0.5	(0.1)

Restructuring and Special Charge Asset Write-Offs	4.2	—

Changes in Assets and Liabilities:

Increase in Accounts and Notes Receivables	(6.8)	(23.5)

Increase in Prepaid Expenses and Other Current Assets	(9.3)	(3.5)

Increase in Other Assets	(0.4)	(6.2)

Decrease in Accrued Incentive Compensation	(18.8)	(29.9)

Increase (Decrease) in Accounts Payable, Other Accrued Compensation, and Other Accrued Liabilities	4.3	(24.4)

Increase in Accrued Restructuring Charge	7.5	—

Decrease in Deferred Revenue	(17.6)	(20.0)

Decrease in Income Taxes Payable	(3.5)	(3.4)

Net Cash Provided by (Used in) Operating Activities	2.6	(46.0)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Fixed Assets	(6.1)	(5.4)

Purchase and Development of Computer Software	(17.6)	(34.8)

Other Investments and Intangibles	(9.0)	(15.1)

Net Cash Used in Investing Activities	(32.7)	(55.3)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings	41.0	11.0

Payments on Borrowings	(48.5)	(3.0)

Proceeds from Common Stock Options Exercised	1.9	8.6

Payments to Acquire Treasury Stock	—	(0.1)

Net Cash (Used in) Provided by Financing Activities	(5.6)	16.5

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2.2)	(4.3)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(37.9)	(89.1)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43.2	111.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5.3	$22.2

NON-CASH OPERATING AND FINANCING ACTIVITIES:

Treasury Stock Utilized to Satisfy Accrued Incentive Compensation Liabilities	$—	$3.6

Treasury Stock Utilized to Satisfy Stock Options Exercised	$2.1	$6.4

      See Accompanying Notes to Consolidated Condensed Financial Statements.

      Certain prior year amounts have been reclassified to conform with the current year presentation.

American Management Systems, Incorporated
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In millions)

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30

	2001	2000	2001	2000

NET INCOME	$4.6	$16.1	$10.1	$31.4

OTHER COMPREHENSIVE LOSS:

Currency Translation Adjustment	(0.1)	(1.4)	(5.1)	(4.3)

COMPREHENSIVE INCOME	$4.5	$14.7	$5.0	$27.1

      See Accompanying Notes to Consolidated Condensed Financial Statements.

American Management Systems, Incorporated
SUPPLEMENTAL CONSOLIDATED REVENUES BY MARKET
Unaudited
(In millions)

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

New Media and Communications Firms	$90.4	$78.2	$177.1	$157.1

Financial Services Institutions	46.6	54.5	98.7	109.4

State and Local Governments and Education	70.1	79.5	148.0	157.4

Federal Government Agencies	96.2	90.1	186.6	174.2

Other Corporate Clients	15.7	15.7	31.5	31.0

Total Revenues	$319.0	$318.0	$641.9	$629.1

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 —BASIS OF PRESENTATION AND NATURE OF OPERATIONS

      The business of American Management Systems, Incorporated and its wholly owned subsidiaries (“AMS” or the “Company”) is to partner with clients to achieve breakthrough performance through the intelligent use of information technology. AMS is the premier provider of Next Generation Enterprise business and technology solutions that dramatically improve performance. AMS provides a full range of consulting services, from strategic business analysis to implementation services. AMS is headquartered in Fairfax, Virginia, with 51 offices worldwide and approximately 8,300 employees. The Company, which operates as one segment, focuses on the following primary target markets: financial services institutions, new media and communication firms, federal government agencies, state and local governments and education and other corporate clients.

      The consolidated condensed financial statements include the results of AMS and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2001 for the year ended December 31, 2000. The results of operations for the six months ended June 30, 2001 may not be indicative of the results to be expected for the full year.

NOTE 2 —EARNINGS PER SHARE RECONCILIATION

Three Months ended June 30 (In millions except per share data)	2001	2000

Basic Earnings per Share Computation
Net Income (Numerator)	$4.6	$16.1

Weighted Average Shares (Denominator)	41.6	41.6

Basic Net Income per Share	$0.11	$0.39

Diluted Earnings per Share Computation
Net Income (Numerator)	$4.6	$16.1

Weighted Average Shares and Equivalents:

Weighted Average Shares	41.6	41.6

Effect of Other Dilutive Securities:

Options	0.3	0.8

Nonvested Restricted Stock	0.1	—

Total Weighted Average Shares and Equivalents (Denominator)	42.0	42.4

Diluted Net Income per Share	$0.11	$0.39

NOTE 3 – RESTRUCTURING & SPECIAL CHARGE

      In February 2001, the Company announced a formal plan for restructuring in order to consolidate operating activities, streamline internal operations, and realign the Company’s internal operations to a shared services model.

      As part of this restructuring, the Company has recorded restructuring and other related charges of $22.5 million for the six months ended June 30, 2001, consisting of $18.1 million for severance and severance related outplacement services, $1.5 million for closure and consolidation of facilities and $2.9 million for the write-off of software and other related restructuring costs. As of June 30, 2001, the restructuring plan formally calls for the reduction of 800 positions, 680 of which are from U.S. offices, 7 from Canada and 113 from various offices throughout Europe. Employees to be terminated include individuals at all levels within the Company in both professional service and support functions. As of June 30, 2001, 544 of the employees had been terminated and the Company paid approximately $12.0 million in severance and severance related costs. All of the remaining $7.5 million liability at June 30, 2001 is expected to be paid by December 31, 2001.

      Restructuring reserve activities as of and for the six months ended June 30, 2001 were as follows:

	Severance		Software
	& Benefits	Facilities	& other	Total

Restructuring Charge

First Quarter	$11.3	$1.8	$0.7	$13.8

Second Quarter	6.8	0.4	2.2	9.4

Second Quarter change in estimate	—	(0.7)	—	(0.7)

Total Restructuring Charge	18.1	1.5	2.9	22.5

Write-down of assets to net realizable value	—	(0.5)	(2.2)	(2.7)

Cash payments	(12.0)	—	(0.3)	(12.3)

Restructuring Liability as of June 30, 2001	$6.1	$1.0	$0.4	$7.5

      In the second quarter of 2001 the Company recorded a special charge in the amount of $7.4 million which consisted of the write-down of software assets which are no longer expected to provide future value as well as reserves in connection with certain client engagements.

NOTE 4 – LITIGATION, CLAIMS AND ASSESSMENTS

      On July 17, 2001, the Federal Retirement Thrift Investment Board (the “Thrift Board”) gave written notice to the Company stating that the Thrift Board had terminated for default its contract with the Company for development and implementation of an automated record-keeping system for the federal employee Thrift Savings Plan. On the same date, Roger W. Mehle, as managing fiduciary of the Thrift Savings Fund, filed a companion lawsuit against the Company relating to the Company's performance of the contract seeking compensatory damages of $50 million and punitive damages of $300 million, plus reprocurement costs, costs and expenses of litigation (including reasonable attorneys' fees) and prejudgment interest.

      By letter dated July 27, 2001, the Company replied to the Thrift Board's contract termination notice, informing the Thrift Board that the Company disputes that the termination was a valid default termination, and taking the position that the termination should instead be converted to a termination for convenience under the terms of the contract. As of June 30, 2001, the Company had approximately $40 million in accounts receivable outstanding under this contract. The Company is preparing a claim to submit to the Thrift Board seeking recovery of costs incurred in performing the contract and winding it down in accordance with the termination for convenience provisions of the contract. The Company also plans to contest the allegations made in the companion lawsuit and to defend itself vigorously against the suit. The litigation is in its early stages, and therefore management is unable to predict the outcome at this time.

NOTE 5 – NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain forward-looking statements. In addition, the Company or its representatives from time to time may make, or may have made, certain forward-looking statements, orally or in writing, including, without limitation, any such statements made in this MD&A, press releases, or any such statements made, or to be made, in the MD&A contained in other filings with the Securities and Exchange Commission. The Company wishes to ensure that such forward-looking statements are accompanied by meaningful cautionary statements so as to ensure, to the fullest extent possible, the protections of the safe harbor established by Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Accordingly, such forward-looking statements made by, or on behalf of, the Company are qualified in their entirety by reference to, and are accompanied by, the discussion herein of important factors that could cause the Company’s actual results to differ materially from those projected in such forward-looking statements.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated the percentage of total revenues of major items in the Consolidated Condensed Statements of Operations and the percentage change in such items from period to period (see “Consolidated Condensed Financial Statements and Notes”), excluding percentage changes in de minimus dollar amounts. The effect of inflation and price changes on the Company’s revenues, income from operations, and expenses, is generally comparable to the general rate of inflation in the U.S. economy.

	Percentage of
	Total Revenues		Period-to-Period Change

	Quarter Ended		Quarter Ended	Six Months Ended
	June 30,		June 30, 2001	June 30, 2001
			vs	vs
	2001	2000	June 30, 2000	June 30, 2000

Revenues	100.0%	100.0%	0.3%	2.0%

Expenses Client Project Expenses	56.2	51.2	9.9	9.0

Other Operating Expenses and Corporate Expenses	36.3	40.1	(9.3)	(5.6)

	92.5	91.3	1.5	2.7

Restructuring Charge	2.7	—	—	—

Special Charge	2.3	—	—	—

Income from Operations	2.5	8.7	(70.3)	(61.3)

Other (Income) Expense	0.1	0.1	33.3	(1,800.0)

Income Before Taxes	2.4	8.6	(71.4)	(67.9)

Income Taxes	1.0	3.5	(71.4)	(67.9)

Net Income	1.4	5.1	(71.4)	(67.8)

Weighted Average Shares Outstanding			—	0.5

Basic Net Income per Share			(71.8)	(68.4)

Weighted Average Shares and Equivalents			(0.9)	(0.2)

Diluted Net Income per Share			(71.8)	(68.0)

RESULTS OF OPERATIONS (continued)

      Company Overview

      AMS is a trusted business partner for many of the largest and most respected organizations in the markets in which it specializes. AMS transforms organizations into Next Generation Enterprises. A key element to AMS’ strategy is establishing an extensive network of strategic alliances, partnerships and joint ventures to provide “best of breed” solutions and to extend AMS’ market reach in all of the Company’s target markets. Each year, approximately 85% of the Company’s business comes from clients it worked with in previous years.

      The Company, which operates as one segment, focuses on clients in specific industries, which are referred to as target markets. The Company is targeting high value sectors within these target markets and striving to be the market leader in providing Next Generation Enterprise solutions. Organizations in AMS’ target markets – new media and communications firms; financial services institutions; state and local governments and education; federal government agencies; and other corporate clients – have a crucial need to exploit the potential benefits of information and systems integration technology. The Company helps clients fulfill this need by ensuring quality project execution and by managing a professional staff that is composed of experts in the necessary technical and functional disciplines. The Company is focused on consolidating operating activities to create new opportunities for growth and leveraging its deep industry knowledge and existing client relationships to support that growth.

      Revenues

      Revenues increased by $1.0 million in the second quarter of 2001, from $318.0 million reported in the second quarter of 2000 to $319 million in the second quarter of 2001. For the six months ended June 30, 2001 revenues increased $12.8 million, or 2.0%, from $629.1 million for the six months ended June 30, 2000 to $641.9 million for the six months ended June 30, 2001. The stable revenues from period to period are attributable to continued work with the Company’s most significant client base, new business associated with strategic alliances, and the Company’s next generation software product, Tapestry. The Company has noted a slowdown of spending and new initiatives at many of its current and targeted clients demonstrated by project delays and lengthened sales cycles due to these companies’ efforts to balance their own financial projections and initiatives in a challenging economic environment. Looking ahead to the second half of 2001, the Company expects revenues to be in the $610 million to $635 million range, which represents a single digit percentage decline in revenues from the second half of 2000.

      Business with non-US clients increased $1.1 million or 2.0% from $51.5 million in the second quarter of 2000 to $52.6 million in the second quarter of 2001. During the first half of 2001, business with non-US clients decreased $1.7 million or 1.6% from $105.1 million in the first half of 2000 to $103.4 million in the first half of 2001. Business with non-US clients currently represents approximately 16.1% of the Company’s revenues. Revenues with non-US clients continues to be driven by revenues from clients across Europe primarily in the New Media and Communications Firms market and Financial Services Institutions market in addition to continued follow-on work in Canada in the State and Local Governments and Education market. The Company is positioning itself to achieve future growth in non-US business through reorganizing the European operating structure and expanding the number of services offered. For the second half of 2001, the Company expects revenues for non-US business to decline from the $91.2 million level attained in the second half of 2000.

      In the New Media and Communications Firms target market, a market characterized by large projects with relatively few clients, revenues increased 15.6% for the second quarter of 2001 as compared to the second quarter of 2000. During the first half of 2001, revenues for the six months ended June 30, 2001 increased 12.7% compared to the six months ended June 30, 2000. The primary drivers of these increases are two contracts for the implementation of the Company’s customer care and billing product suite for North American clients as well as strong revenue growth from a few other key client relationships. Non-US revenues in this market increased 1.6% in the second quarter of 2001 compared to the second quarter of 2000. However, non-US revenues for the six months ended June 30, 2001 decreased 4.7% from the six months ended 2000. The Company continues to experience pressure from the worldwide slowdown in the growth of the telecommunications industry driven by industry market consolidations and increased pressure to reduce spending. The Company expects revenues in this market to be in the range of $155 million to $175 million in the second half of 2001 compared with $160.3 million in the second half of 2000.

      In the Financial Services Institutions target market, revenues in the second quarter of 2001 decreased 14.5% compared to the second quarter of 2000. Revenues decreased 9.8% for the first half of 2001 compared to the first half of 2000. The decrease in revenue in this market is due primarily to longer sales cycles and decreased target client spending. Business with non-US clients in this market increased approximately 6.5% for the second quarter of 2001 compared to the second quarter of 2000, accounting for approximately 44.0% of the second quarter 2001 revenues. Non-US revenue increased approximately 7.9% for the six months ended June 30, 2001 versus the same period in 2000, accounting for approximately 41.1% of revenues in this market for the six months ended June 30, 2001. The Company’s international revenue growth is due to growth from existing client relationships that continue to provide a platform for providing core services. Throughout the remainder of the year the Company expects to leverage its existing client relationships and market positioning in this market with trade services, credit, insurance, retirement and customer service deliverables. To mitigate the overall slow- down in revenues the Company is focusing on consolidating the operations supporting the Company’s financial services clients and reducing the operating cost structure. The Company expects revenues in this market to be in the range of $85 million to $95 million in the second half of 2001 compared with $104.5 million in the second half of 2000.

      Revenues in the State and Local Governments and Education market decreased approximately 11.8% in the second quarter of 2001 compared to the second quarter of 2000. During the first half of 2001 revenues decreased 6.0% compared to the first half of 2000. The decreased revenues were primarily due to prolonged procurement cycles. In addition, sales tax revenues are increasing at lower rates than in prior years. Sales tax revenues are a key indicator of spending decisions by governments. The Company is positioning itself for growth in revenues by expanding and leveraging its eGovernment and eProcurement capabilities as well as its existing client relationships. During the second quarter the Company signed follow-on contract work with key strategic accounts. For the second half of 2001, the Company expects revenues in this market to be in the range of $145 million to $160 million compared with $170.2 million in the second half of 2000.

      Revenues in the Federal Government Agencies target market increased 6.8% during the second quarter of 2001 as compared to the second quarter of 2000. Similarly, revenues for the first half of 2001 increased 7.1% compared to revenues recorded in the first half of 2000. The revenue growth experienced during these periods is due to the Company’s continued expansion of several large contracts leveraging the Company’s leadership in financial systems and procurement business solutions. The Company is experiencing somewhat slower growth than expected due to a temporary extension in the sales cycles driven by the new administration and vacancies in key positions within the administration which are politically appointed. For the second half of 2001, the Company expects revenues in this market to be in the range of $160 million to $175 million compared with $179.0 million in the second half of 2000.

      Revenues in the Other Corporate Clients market remained at the same level for the second quarter of 2001 as they were during the second quarter of 2000. In the first half of 2001 revenues in this market increased 1.6% from the first half of 2000. The Company continues to expand its business with clients in the utilities and healthcare marketplace. For the second half of 2001, the Company expects revenues in this target market to be in the range of $40 million to $50 million compared with $36.2 million in the second half of 2000.

      Expenses

      Client project expenses increased 9.9% while other operating expenses and corporate expenses together decreased 9.3% from the second quarter of 2000. Throughout the first half of 2001, client project expenses increased 9.0% and other operating and corporate expenses decreased 5.6% from the first half of 2000. Direct contract costs increased in the second quarter and first half of 2001 as a result of both focused delivery efforts across projects that were ramping down in the State and Local Governments market and costs to support client implementation of the Company’s next generation customer care and billing software. In addition, the Company operates in a competitive job market, which requires the continued investment in hiring and retaining technical staff. The decreases in other operating and corporate expenses resulted from the Company’s focused efforts on streamlining the Company’s business model and decreasing spending on indirect costs. These decreases resulted from company-wide reductions in staff development, moving and relocation expenses, business development, corporate-level performance-based incentive compensation and profit based compensation under the Company’s restricted stock program.

      The Company recorded a restructuring charge of $8.7 million for the second quarter of 2001 and $22.5 million for the six months ended June 30, 2001. This restructuring charge results from the Company’s strategy to consolidate operating activities and streamline internal operations to a shared services model. In addition, the Company recorded a special charge of $7.4 million for the second quarter and first half of 2001 related to certain client engagements, for which the Company believes there is no additional exposure, and the write down of software assets that no longer are expected to provide future value.

      Income From Operations

      Income from operations decreased 70.3% from $27.6 million in the second quarter of 2000 to $8.2 million in the second quarter of 2001. Comparably, for the first six months of 2001, income from operations decreased 61.3% from $53.0 million in the first six months of 2000 to $20.5 million in the first six months of 2001. These decreases are primarily the result of the above-mentioned restructuring and special charges.

      Excluding the $8.7 million restructuring charge and the $7.4 million special charge, income from operations for the second quarter would have decreased by $3.3 million, or 12%, from $27.6 million in the second quarter of 2000 to $24.3 million in the second quarter of 2001. Without the $22.5 million restructuring charge and the $7.4 million special charge recorded for the first six months of 2001, income from operations would have decreased $2.6 million, or 4.9% from $53.0 million in the first half of 2000 to $50.4 million in the first half of 2001. Not including the restructuring charge and special charge, income from operations as a percentage of revenues decreased from 8.7% to 7.6% from the second quarter 2000 to the second quarter of 2001 and decreased from 8.4% to 7.9% from the first half of 2000 to the first half of 2001.

      These decreases result primarily from longer sales cycles and reduced spending across the entire IT consulting industry. The Company continues to focus on maintaining strong operating profit margins emphasizing well-structured and well-priced engagements, tightly managed delivery risk, and focused reductions in indirect costs company-wide.

      Other (Income) Expense

      Interest expense (net) increased $0.3 million or 21.4% from $1.4 million in the second quarter of 2000 to $1.7 million in the second quarter of 2001. For the six months ended June 30, interest expense (net) increased $0.7 or 50% from $1.4 million in the first half of 2000 to $2.1 million in the first half of 2001. These increases were a result of overall increases in the outstanding borrowings under our credit facility primarily due to cash payments made for restructuring related severance costs, incentive compensation and continued focused investments. Other income (net) increased to $2.5 million for the second quarter of 2001. This increase was due to a $1.4 million benefit associated with company-owned life insurance policies combined with increased quarter over quarter market gains for the same company-owned life insurance policies. Other income (net) decreased $0.5 million or 27.8% from $1.8 million for the six months ended June 30, 2000 to $1.3 million for the six months ended June 30, 2001. The net decrease was primarily attributable to the aforementioned benefits from the company-owned life insurance offset by an overall six month market loss in company-owned life insurance policies.

      The Company continues to develop its investment strategy and evaluate opportunities presented by certain business relationships that would generate additional income for its core business, leverage its existing assets (customers, competencies, relationships, and technologies) and maximize shareholder value. The Company’s loss on equity investments for the six months ended June 30, 2001 and June 30, 2000 relates to the Company’s share of Competix’s losses. Losses on equity investments for the first six months ended June 30, 2000 were offset by a $3.5 million gain on the sale of a portion of its shares in Competix during the second quarter. No such sale was made during the first half of 2001, however, the Company continued to record its share of equity losses during that period.

FOREIGN CURRENCY EXCHANGE

      Approximately 16.1% of the Company’s revenues for the six months ended June 30, 2001 were derived from non-US business. The Company’s practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. In a further effort to mitigate foreign currency exchange risk, the Company has established a notional cash pool with a European bank. This arrangement allows the Company to better utilize its cash resources among all of the Company’s subsidiaries, without incurring foreign currency conversion risks, thereby mitigating foreign currency exposure. The Company also actively manages the excess cash balances in the cash pool, which tends to increase net interest income. In the past, the Company employed limited hedging of inter-company loans through derivative instruments (foreign currency swap contracts); however, as of June 30, 2001 the Company had no such outstanding derivative contracts.

LIQUIDITY AND CAPITAL RESOURCES

      The Company provides for its operating cash requirements primarily through funds generated from operations. The Company has borrowing arrangements with the Bank of America and Wachovia Bank including a revolving credit facility with letters of credit not to exceed $120 million, of which $30.6 million was outstanding at June 30, 2001 and term loan agreements of which $13.4 million was outstanding at June 30, 2001. The revolving credit facility expires on January 9, 2003. These borrowing agreements allow for cash and currency management with respect to the short-term impact of certain cyclical uses of cash, such as annual payments of incentive compensation as well as financing, from time to time, accounts receivable and other obligations. The credit facility described above includes covenants relating to the maintenance of certain financial ratios and may impose restrictions on the Company’s ability to pay dividends.

      The Company’s cash and cash equivalents declined $37.9 million to $5.3 million at June 30, 2001 when compared with December 31, 2000. The decline in cash and cash equivalents was due to $2.6 million in cash provided by operating activities offset by $32.7 million in cash used in investing activities, $5.6 million in cash used in financing activities and $2.2 million related to the negative effect of exchange rate changes.

      Cash provided by operating activities of $2.6 million during the six months ended June 30, 2001 was negatively impacted by cash paid of $12.3 million related to the Company’s previously discussed restructuring charge and special charge, payments for incentive compensation and an overall decrease in contract pre-payments (deferred revenue). For the remainder of fiscal year 2001, the Company anticipates approximately $7.5 million in additional payments for costs related to restructuring.

      Cash used in investing activities was $32.7 million during the first half of 2001 due to $6.1 million of fixed asset purchases, $17.6 million in additional investments in capitalized and purchased software products, and $9.0 million for increases in other investments and intangibles which predominantly relates to company-owned life insurance policies.

      Cash used in financing activities during the first half of 2001 was $5.6 million principally due to $41.0 million in increased borrowings, offset by $48.5 million of payments on borrowings which includes $45.5 million of payments on the line of credit and approximately $3.0 million in installment payments of principal on outstanding debt owed to banks. The Company also received proceeds of approximately $1.9 million during the period from the exercise of stock options and the tax benefits related thereto. The Company made no material repurchases of common stock during the first half of 2001.

      The Company enters into large, long-term contracts and, as a result, periodically maintains individually significant receivable balances with certain major clients. At June 30, 2001, the Company had approximately $40 million in Accounts Receivable under a predominantly cost-plus incentive fee contract with the Federal Retirement Thrift Investment Board. Some of this amount represents works-in-progress which are not yet contractually billable under the terms of the contract. See “Legal Proceedings” section for further discussion. No other single customer represents greater than 10% of accounts receivable.

      As discussed previously in the Company’s Form 10-K filed March 30, 2001, the Company recorded a charge of $35.2 million to pre-tax earnings in the second half of 2000 due to the settlement of a lawsuit filed by the State of Mississippi and the payment of related expenses. The Company made final payments in the first quarter of 2001 reducing the remaining liability to zero. The Company has no remaining payments associated with this provision. Approximately $12.3 million of the $35.2 million paid, as well as amounts paid by the Company’s insurers, was used to purchase guaranteed funding contracts in the names of the State agencies which are to receive the settlement payments. In the remote event that the insurance companies from which the Company purchased the guaranteed funding contracts are unable to make the settlement payments, the Company remains contingently liable.

ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING
STATEMENTS AND
FACTORS THAT MAY AFFECT FUTURE RESULTS

      Over the next several years, the Company expects to continue to experience managed growth in revenues. The continuing controlled growth in revenues should enable the Company to improve its profit margins, which have been reduced from time to time as a result of special charges, including, after-tax reserves related to troubled contracts, and restructuring charges.

      The Company faces continuing risks in the area of project delivery and staffing. AMS has established a reputation in the marketplace of being a firm that delivers on time and in accordance with specifications regardless of the complexity of the application and the technology. The Company’s customers often have a great deal at stake in being able to meet market and regulatory demands, and demand very ambitious delivery requirements. In order to meet its contractual commitments, AMS must continue to recruit, train, and assimilate successfully large numbers of entry-level and experienced employees annually, as well as to provide sufficient senior managerial experience on engagements, especially on large, complex projects. Moreover, this staff must be re-deployed on projects globally. Staffing projects in certain less industrialized countries can pose special risks and challenges. The Company must also manage rates of attrition, in view of increased competition for its talent.

      There is also the risk of failing to successfully manage large projects and the risk that the unanticipated delay, suspension, renegotiation or cancellation of a large project could have an adverse impact on operating results. Any such development in a project could result in a decline in revenues or profits, the need to relocate staff, a lawsuit or other dispute with a client regarding money owed, or damages incurred as a result of alleged non-performance by AMS and a diminution of AMS’ reputation. Changing client requirements, such as scope changes and process issues, and delays in client acceptance of interim project deliverables, are other examples of risks of non-performance, especially in large complex projects. All of these risks are magnified in the largest projects and markets simply because of their size. The Company’s business is characterized by large contracts producing high percentages of the Company’s revenues. For example, 40% of the Company’s total revenues in 2000 were derived from business with 17 clients.

      There is also the risk of revenues not being realized when expected, such as in certain contracts in the State and Local Governments and Education market. On certain large contracts, the Company’s fees are paid out of the benefits (for example, increased revenues from tax collections) that the client achieves. The Company defers recognition of such revenues until management can predict, with reasonable certainty, that the benefit stream will generate amounts sufficient to fund the contract. From that point forward revenues are recognized on a percentage of completion basis. As the number of such contracts, and the Company’s experience with predicting the timing and certainty of such revenues, have increased over time, revenues on all of the current multi-year benefits-funded contracts are being recognized on a percentage of completion basis.

      The Company also faces the risk of increased competition in the markets in which it participates. In addition to any risk that the Company’s competitors may create, some of the Company’s current or prospective clients may decide to perform projects with their in-house staff that the Company might otherwise have undertaken. The Company also faces the risk of shrinking markets resulting from mergers and other consolidations of clients or prospective clients. Increased competition from industry rivals, as well as decisions by clients to outsource fewer projects or to consolidate with others in the Company’s markets, could have a negative effect on pricing, revenues and margins.

      Events such as declines in revenues or profits, downturns in the industry in which the Company operates and downturns in the stock markets generally could result in immediate fluctuations in the trading price and volume of the Company’s stock. Certain other risks, including, but not limited to, the Company’s international scope of operations, are discussed elsewhere in this Form 10-Q. Contracts being performed in non-Western countries can have higher delivery risks for a variety of reasons. Because the Company operates in a rapidly changing and highly competitive market, additional risks not discussed in this Form 10-Q may emerge from time to time. The Company cannot predict such risks or assess the effect, if any, that such risks may have on its business. Consequently, the Company’s various forward-looking statements, made, or to be made, should not be relied upon as a prediction of actual results.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

      The information required by this item is hereby incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001. There have been no material changes in the Company’s market risk from that disclosed in the Company’s 2000 Form 10-K.

Part II OTHER INFORMATION

Item 1.    Legal Proceedings

      American Management Systems, Inc. and Federal Insurance Company v. National Union Fire Insurance Company of Pittsburgh, PA, No. 3-00CV682B-CIV (US District Court for the Southern District of Mississippi, Jackson County Division). As previously reported in the Company’s two most recent periodic reports, on September 11, 2000, AMS filed a lawsuit against National Union Fire Insurance Company (“National Union”), one of its insurance carriers, seeking damages arising from National Union’s failure to take advantage of opportunities to settle the case styled State of Mississippi v. American Management Systems, Inc., No 251-99.382-CIV (Circuit Court of Hinds County, Mississippi) (discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000) within National Union’s policy limits. Federal Insurance Company (“Federal”) has joined in that claim to recover the amount of secondary excess coverage that it contributed to the Mississippi settlement. On November 13, 2000, National Union filed a motion to dismiss the case, to stay the matter pending a decision in the case that it filed against AMS and Federal in the Fairfax County Circuit Court (discussed in the following paragraph), or in the alternative, to transfer the case from the United States District Court for the Southern District of Mississippi to the United States District Court for the Eastern District of Virginia. As a result of the Fairfax County Circuit Court’s ruling (discussed below), National Union subsequently withdrew the motion to stay or dismiss, but not the motion to transfer. On June 28, 2001, the Court dismissed the motion to transfer. On May 16, 2001, National Union served its amended answer to the complaint filed by AMS and Federal. In that pleading, National Union asserted a counterclaim that is virtually identical to the $37 million claim that has been stayed in the Fairfax County Circuit Court (discussed below). The counterclaim alleges that AMS breached duties of cooperation and participation under the National Union policy and requests damages in the amount of $38 million plus interest and unspecified other relief. The counterclaim also seeks rescission of the insurance policy that provided coverage to AMS in the underlying lawsuit and demands return of the $50 million in benefits paid out to AMS. As a basis for the rescission claims, National Union alleges that AMS did not properly respond to the questions in the application for the insurance policy. AMS filed its answer on June 1, 2001. AMS denies the allegations made by National Union and will vigorously defend against the counterclaims. Summary judgment motions were filed by both parties with respect to all counts on July 9, 2001. A pretrial conference is to be held on September 14, 2001. The case is scheduled for trial during the period from October 1, 2001 to October 19, 2001.

      National Union Fire Insurance Company of Pittsburgh, PA v. American Management Systems, Inc. and Federal Insurance Company. On September 22, 2000, the Company was served with a declaratory judgment complaint filed by National Union in the Circuit Court for Fairfax County, Virginia. National Union seeks a determination that it did not breach its obligation to the Company in the failure to settle the Mississippi action (discussed in the Company’s Annual Report on form 10-K for the year ended December 31, 2000) and further seeks a court determination that its excess policy has been exhausted as a consequence of National Union’s payment toward the settlement. The Company and Federal filed a motion to dismiss or stay the Virginia lawsuit in favor of the lawsuit filed by the Company and Federal in Mississippi. On January 11, 2001, the Fairfax County Court denied the requests to dismiss or stay the case. The court invited the parties to move for reconsideration of its order and both the Company and Federal did so. On February 9, 2001, the Company and Federal asserted defenses to National Union’s complaint. On the same day, National Union filed a motion to amend its complaint to add (i) a request for a declaration that National Union has no liability for any existing or potential claim that otherwise would be within the coverage of the National Union policy and (ii) a claim that the Company breached duties of cooperation and participation under the National Union policy and that the Company is liable to National Union for damages in the amount of $37 million plus interest. On March 28, 2001, the Court issued a ruling dismissing National Union’s claims without prejudice, with the exception of the counterclaim, which is stayed pending the outcome of the case pending in Mississippi (discussed above).

      Mehle v. American Management Systems, Inc., No. 1:01CV01544 (US District Court for the District of Columbia). On July 17, 2001, the Federal Retirement Thrift Investment Board (the “Thrift Board”) gave written notice to AMS stating that the Thrift Board had terminated for default its contract with AMS for development and implementation of an automated record-keeping system for the federal employee Thrift Savings Plan. On the same date, Roger W. Mehle, as managing fiduciary of the Thrift Savings Fund, filed a companion lawsuit against AMS relating to AMS’ performance of the contract seeking compensatory damages of $50 million and punitive damages of $300 million, plus reprocurement costs, costs and expenses of litigation (including reasonable attorneys’ fees) and prejudgment interest.

      By letter dated July 27, 2001, AMS replied to the Thrift Board’s contract termination notice, informing the Thrift Board that AMS disputes that the termination was a valid default termination, and taking the position that the termination should instead be converted to a termination for convenience under the terms of the contract. AMS is preparing a claim to submit to the Thrift Board seeking recovery of costs incurred in performing the contract and winding it down in accordance with the termination for convenience provisions of the contract. AMS also plans to contest the allegations made in the companion lawsuit and to defend itself vigorously against the suit.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

      The regular annual meeting of stockholders of the Company was held in Fairfax, Virginia on May 11, 2001 for the purposes of electing the board of directors and approving an executive incentive compensation plan.

      Two proposals were submitted to a vote of stockholders as follows:

1.	The stockholders approved the election of the following persons as directors of the Company:

Name	For	Withheld

Daniel J. Altobello	35,524,667	701,912

James J. Forese	35,779,604	446,975

Patrick W. Gross	33,399,293	2,827,286

Dorothy Leonard	35,557,513	669,066

W. Walker Lewis	35,774,825	451,754

Frederic V. Malek	35,447,653	778,926

Frank A. Nicolai	33,350,123	2,876,456

Alan G. Spoon	35,776,335	450,244

2.	The stockholders approved with 34,029,946 affirmative votes, 1,360,251 negative votes, 836,312 abstentions, and zero broker non-votes the 2001 Executive Incentive Compensation Plan.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

                          3.       Articles of Incorporation and By-laws

                                    3.1       Second Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s 1995 Annual Report on Form 10-K, filed on April 1, 1996).

                                    3.2       Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed on August 4, 1998).

                                    3.3       By-Laws of the Company, as amended on June 12, 2000 (incorporated herein by reference to Exhibit 3.3 to the Company’s 2000 Annual Report on Form 10-K, filed March 30, 2001).

                                    3.4       Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.4 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999).

                          4.       Instruments Defining the Rights of Security Holders

                                    4.1       Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1997).

                                    4.2       Rights Agreement dated as of July 31, 1998, between the Company and ChaseMellon Shareholder Services L.L.C. as Rights Agent (incorporated herein by reference to the Company’s Form 8-A filed on August 4, 1998, including form of Rights Certificate).

                          10.       Material Contracts

                                    10.1       1996 Amended Stock Option Plan F as amended (incorporated herein by reference to Exhibit A to the Company’s definitive Proxy Statement filed on April 15, 1999).

                                    10.2       Outside Directors Stock-for-Fees Plan (incorporated herein by reference to Exhibit C to the Company’s definitive Proxy Statement filed on April 10, 1996).

                                    10.3       1992 Amended and Restated Stock Option Plan E, as amended (incorporated herein by reference to Exhibit B to the Company’s definitive Proxy Statement filed on April 17, 1995).

                                    10.4       Executive Deferred Compensation Plan, as amended September 1, 1997 (incorporated herein by reference to Exhibit 10.4 of the Company’s 1997 Annual Report on Form 10-K).

                                    10.5       Outside Director Deferred Compensation Plan, effective January 1, 1997 (incorporated herein by reference to Exhibit 10.5 of the Company’s 1997 Annual Report on Form 10-K).

                                    10.6       Multi-Currency Revolving Credit Agreement dated as of January 9, 1998 among the Company, certain of the Company’s subsidiaries, the Lenders named therein, and NationsBank N.A. as administrative agent and Wachovia Bank N.A., as Documentation agent (incorporated herein by reference to Exhibit 10.6 of the Company’s 1997 Annual Report on Form 10-K).

                                    10.7       Agreement of Lease between Joshua Realty Corporation and the Company, dated August 10, 1992, as amended (incorporated herein by reference to Exhibit 10.7 of the Company’s 1997 Annual Report on Form 10-K).

                                    10.8       Office Lease Agreement between Hyatt Plaza Limited Partnership and the Company, dated August 12, 1993, as amended (incorporated herein by reference to Exhibit 10.8 of the Company’s 1997 Annual Report on Form 10-K).

                                    10.9       Lease Agreement between Fairfax Gilbane, L.P. and the Company, dated February 15, 1994, as amended (incorporated herein by reference to Exhibit 10.9 of the Company’s 1997 Annual Report on Form 10-K).

                                    10.10      Deed of Lease between Principal Mutual Life Insurance Company and the Company, dated December 1996 (incorporated herein by reference to Exhibit 10.10 of the Company’s 1997 Annual Report on Form 10-K).

                                    10.11       1996 Incentive Compensation Plan for Executive Officers (incorporated herein by reference to Exhibit 10.11 of the Company’s 1998 Annual Report on Form 10-K).

                                    10.12       1999 Contractor Stock Option Plan (incorporated herein by reference to Exhibit 10.12 the Company’s 1999 Annual Report on Form 10-K).

                                    10.13       Departure Agreement, dated as of November 15, 2000, between the Company and Paul A. Brands (incorporated herein by reference to Exhibit 10.13 to the Company’s 2000 Annual Report on Form 10-K).

                                    10.14       Second Amendment to Credit Agreement, dated as of March 21, 2001, among the Company, certain of the Company’s subsidiaries, the lenders named therein, Bank of America, N.A. as administrative agent and Wachovia Bank, N.A. as documentation agent (incorporated herein by reference to Exhibit 10.14 to the Company’s 2000 Annual Report on Form 10-K).

                                    10.15       Form of Change in Control Executive Retention Agreement for Senior Executives (incorporated herein by reference to Exhibit 10.15 to the Company’s 2000 Annual Report on Form 10-K).

                                    10.16       Form of Employment Agreement for Senior Executives (incorporated herein by reference to Exhibit 10.16 to the Company’s 2000 Annual Report on Form 10-K).

                          13.     2000 Financial Report (filed as Exhibit 13 to the Company’s 2000 Annual Report on Form 10-K).

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MANAGEMENT SYSTEMS, INCORPORATED
Date: August 10, 2001	/s/William M. Purdy
William M. Purdy, Chief Executive Officer and President

Date: August 10, 2001	/s/ Ronald L. Schillereff
Ronald L. Schillereff, Chief Financial Officer, Treasurer, and Executive Vice President

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Second Restated Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s 1995 Annual Report on Form 10-K, filed on April 1, 1996).	*

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed on August 4, 1998).	*

3.3	By-Laws of the Company, as amended on June 12, 2000 (incorporated herein by reference to Exhibit 3.3 to the Company’s 2000 Annual Report on Form 10-K, filed March 30, 2001).	*

3.4	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.4 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999).	*

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q for the Quarter ended March 31, 1997).	*

4.2	Rights Agreement dated as of July 31, 1998, between the Company and ChaseMellon Shareholder Services L.L.C. as Rights Agent (incorporated herein by reference to the Company’s Form 8-A filed on August 4, 1998, including form of Rights Certificate).	*

10.1	1996 Amended Stock Option Plan F as amended (incorporated herein by reference to Exhibit A to the Company’s definitive Proxy Statement filed on April 15, 1999).	*

10.2	Outside Directors Stock-for-Fees Plan (incorporated herein by reference to Exhibit C to the Company’s definitive Proxy Statement filed on April 10, 1996).	*

10.3	1992 Amended and Restated Stock Option Plan E, as amended (incorporated herein by reference to Exhibit B to the Company’s definitive Proxy Statement filed on April 17, 1995).	*

10.4	Executive Deferred Compensation Plan, as amended September 1, 1997 (incorporated herein by reference to Exhibit 10.4 of the Company’s 1997 Annual Report on Form 10-K).	*

10.5	Outside Director Deferred Compensation Plan, effective January 1, 1997 (incorporated herein by reference to Exhibit 10.5 of the Company’s 1997 Annual Report on Form 10-K).	*

EXHIBIT INDEX

Exhibit
Number	Description

10.6	Multi-Currency Revolving Credit Agreement dated as of January 9, 1998 among the Company, certain of the Company’s subsidiaries, the Lenders named therein, and NationsBank N.A. as administrative agent and Wachovia Bank N.A., as Documentation agent. (incorporated herein by reference to Exhibit 10.6 of the Company’s 1997 Annual Report on Form 10-K).	*

10.7	Agreement of Lease between Joshua Realty Corporation and the Company, dated August 10, 1992, as amended (incorporated herein by reference to Exhibit 10.7 of the Company’s 1997 Annual Report on Form 10-K).	*

10.8	Office Lease Agreement between Hyatt Plaza Limited Partnership and the Company, dated August 12, 1993, as amended (incorporated herein by reference to Exhibit 10.8 of the Company’s 1997 Annual Report on Form 10-K).	*

10.9	Lease Agreement between Fairfax Gilbane, L.P. and the Company, dated February 15, 1994, as amended (incorporated herein by reference to Exhibit 10.9 of the Company’s 1997 Annual Report on Form 10-K).	*

10.10	Deed of Lease between Principal Mutual Life Insurance Company and the Company, dated December 1996 (incorporated herein by reference to Exhibit 10.10 of the Company’s 1997 Annual Report on Form 10-K).	*

10.11	1996 Incentive Compensation Plan for Executive Officers (incorporated herein by reference to Exhibit 10.11 of the Company’s 1998 Annual Report on Form 10-K).	*

10.12	1999 Contractor Stock Option Plan (incorporated by reference to Exhibit 10.12 of the Company’s 1999 Annual Report on Form 10-K).	*

10.13	Departure Agreement, dated as of November 15, 2000, between the Company and Paul A. Brands (incorporated herein by reference to Exhibit 10.13 to the Company’s 2000 Annual Report on Form 10-K).	*

EXHIBIT INDEX

Exhibit
Number	Description

10.14	Second Amendment to Credit Agreement, dated as of March 21, 2001, among the Company, certain of the Company’s subsidiaries, the lenders named therein, Bank of America, N.A. as administrative agent and Wachovia Bank, N.A. as documentation agent (incorporated herein by reference to Exhibit 10.14 to the Company’s 2000 Annual Report on Form 10-K).	*

10.15	Form of Change in Control Executive Retention Agreement for Senior Executives (incorporated herein by reference to Exhibit 10.15 to the Company’s 2000 Annual Report on Form 10-K).	*

10.16	Form of Employment Agreement for Senior Executives (incorporated herein by reference to Exhibit 10.16 to the Company’s 2000 Annual Report on Form 10-K).	*

13.	2000 Financial Report (filed as Exhibit 13 to the Company’s 2000 Annual Report on Form 10-K).	*

*Previously filed.