Form 10-Q
period 2001-09-30
AMERICAN MANAGEMENT SYSTEMS INC
filed 2001-11-14
CIK 310624

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

YES          X                              NO

As of November 8, 2001, 41,686,256 shares of common stock were outstanding.

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
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Unaudited
(In millions, except per share data)

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000

REVENUES	$281.4	$322.8	$923.4	$951.9

EXPENSES:[1]
Client Project Expenses	159.6	171.0	514.8	496.9
Other Operating Expenses and Corporate Expenses	102.1	123.3	338.4	373.5
Provision for Contract Litigation Settlement	—	35.2	—	35.2

	261.7	329.5	853.2	905.6

Restructuring Charge	13.6	—	36.1	—
Special Charge	—	—	7.4	—

INCOME (LOSS) FROM OPERATIONS	6.1	(6.7)	26.7	46.3

OTHER (INCOME) EXPENSE, NET:
Interest (Income) Expense	1.6	0.6	3.8	2.0
Other (Income) Expense	1.0	(0.7)	(0.3)	(2.5)
Loss on Equity Investments	0.4	0.5	3.0	0.7

	3.0	0.4	6.5	0.2

INCOME (LOSS) BEFORE INCOME TAXES	3.1	(7.1)	20.2	46.1
INCOME TAXES	1.3	(2.9)	8.3	18.9

NET INCOME (LOSS)	$1.8	$(4.2)	$11.9	$27.2

WEIGHTED AVERAGE SHARES OUTSTANDING	41.7	41.6	41.6	41.5

BASIC NET INCOME (LOSS) PER SHARE	$0.04	$(0.10)	$0.29	$0.66

WEIGHTED AVERAGE SHARES AND EQUIVALENTS	41.9	41.7	42.0	42.0

DILUTED NET INCOME (LOSS) PER SHARE	$0.04	$(0.10)	$0.28	$0.65

See Accompanying Notes to Consolidated Condensed Financial Statements.

[1]	Certain prior year amounts have been reclassified to conform with the current year presentation.

American Management Systems, Incorporated
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	September 30,
	2001	December 31,
	(Unaudited)	2000

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$14.7	$43.2
Accounts and Notes Receivable	260.1	311.2
Prepaid Expenses and Other Current Assets	25.6	22.9

	300.4	377.3
FIXED ASSETS:
Equipment	42.5	49.4
Furniture and Fixtures	26.1	26.8
Leasehold Improvements	28.3	24.0

	96.9	100.2
Accumulated Depreciation and Amortization	(62.5)	(65.2)

	34.4	35.0
OTHER ASSETS:
Purchased and Developed Computer Software (Net of Accumulated Amortization of $107.0 and $97.5)	142.5	141.9
Intangibles (Net of Accumulated Amortization of $8.3 and $6.6)	23.7	25.4
Other Assets	99.0	66.3

	265.2	233.6

TOTAL ASSETS	$600.0	$645.9

(continued)

American Management Systems, Incorporated
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)

	September 30,
	2001	December 31,
	(Unaudited)	2000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes Payable and Line of Credit	$20.5	$41.1
Accounts Payable	17.0	15.1
Other Accrued Compensation and Related Items	49.9	74.3
Deferred Revenues	23.4	43.0
Other Accrued Liabilities	18.5	13.8
Accrued Restructuring Charge	15.0	—
Income Taxes Payable	2.8	7.5

	147.1	194.8
Deferred Income Taxes	2.4	7.1

	149.5	201.9
NONCURRENT LIABILITIES:
Notes Payable	3.0	10.3
Deferred Compensation	37.4	35.3
Deferred Income Taxes	37.7	38.0

	78.1	83.6

TOTAL LIABILITIES	227.6	285.5
STOCKHOLDERS’ EQUITY:
Preferred Stock ($0.10 Par Value; 4,000,000 Shares Authorized, None Issued or Outstanding)	—	—
Common Stock ($0.01 Par Value; 200,000,000 Shares Authorized, 51,057,214 and 51,057,214 Issued and 41,684,556 and 41,527,563 Outstanding)	0.5	0.5
Capital in Excess of Par Value	85.9	86.3
Retained Earnings	352.9	341.0
Accumulated Other Comprehensive Loss	(21.7)	(18.0)
Common Stock in Treasury, at Cost (9,372,658 and 9,529,651 Shares)	(45.2)	(49.4)

	372.4	360.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$600.0	$645.9

See Accompanying Notes to Consolidated Condensed Financial Statements.

American Management Systems, Incorporated
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Unaudited
(In millions)

	For the Nine Months
	Ended September 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11.9	$27.2
Adjustments to Reconcile Net Income to Net Cash Provided By (Used In) Operating Activities:
Depreciation	6.4	7.0
Amortization	27.9	15.4
Amortization of Stock Compensation	1.9	1.1
Loss on Equity Investments	3.0	4.2
Decrease (Increase) in Cash Surrender Value of Company-Owned Life Insurance	1.2	(1.4)
Deferred Income Taxes	(5.0)	13.7
Provision for Doubtful Accounts	6.4	3.6
Loss on Disposal of Assets	—	(0.2)
Restructuring and Special Charge Asset Write-Offs	5.0	—
Changes in Assets and Liabilities:
Decrease (Increase) in Accounts and Notes Receivables	6.8	(24.6)
Increase in Prepaid Expenses and Other Current Assets	(3.3)	(7.9)
Decrease (Increase) in Other Assets	4.4	(11.7)
Decrease in Accrued Incentive Compensation	(19.5)	(23.5)
Increase (Decrease) in Accounts Payable, Other Accrued Compensation, and Other Accrued Liabilities	4.6	(22.7)
Increase in Accrued Restructuring Charge	15.0	—
Decrease in Deferred Revenue	(19.4)	(22.9)
Decrease in Income Taxes Payable	(4.3)	(3.9)

Net Cash Provided by (Used in) Operating Activities	43.0	(46.6)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(7.0)	(6.8)
Purchase and Development of Computer Software	(24.7)	(47.0)
Other Investments and Intangibles	(11.3)	(33.0)

Net Cash Used in Investing Activities	(43.0)	(86.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	41.0	88.0
Payments on Borrowings	(69.0)	(37.5)
Proceeds from Common Stock Options Exercised	1.9	8.8
Payments to Acquire Treasury Stock	—	(4.5)

Net Cash (Used in) Provided by Financing Activities	(26.1)	54.8

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2.4)	(8.5)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(28.5)	(87.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43.2	111.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14.7	$24.2

NON-CASH OPERATING AND FINANCING ACTIVITIES:
Treasury Stock Utilized to Satisfy Accrued Incentive Compensation Liabilities	$—	$3.6
Treasury Stock Utilized to Satisfy Stock Options Exercised	$2.2	$6.5

See Accompanying Notes to Consolidated Condensed Financial Statements.

Certain prior year amounts have been reclassified to conform with the current year presentation.

American Management Systems, Incorporated
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited
(In millions)

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30
	2001	2000	2001	2000

NET INCOME (LOSS)	$1.8	$(4.2)	$11.9	$27.2

OTHER COMPREHENSIVE INCOME (LOSS):
Currency Translation Adjustment	1.4	(4.2)	(3.7)	(8.5)

COMPREHENSIVE INCOME (LOSS)	$3.2	$(8.4)	$8.2	$18.7

See Accompanying Notes to Consolidated Condensed Financial Statements.

American Management Systems, Incorporated
SUPPLEMENTAL CONSOLIDATED REVENUES BY MARKET

Unaudited
(In millions)

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000

New Media and Communications Firms	$76.3	$79.8	$253.4	$236.9

Financial Services Institutions	38.3	53.2	137.0	162.6

State and Local Governments and Education	74.2	82.3	222.2	239.7

Federal Government Agencies	77.6	90.4	264.3	264.6

Other Corporate Clients	15.0	17.1	46.5	48.1

Total Revenues	$281.4	$322.8	$923.4	$951.9

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited

NOTE 1 — BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The business of American Management Systems, Incorporated and its wholly owned subsidiaries (“AMS” or the “Company”) is to partner with clients to achieve breakthrough performance through the intelligent use of information technology. AMS is the premier provider of Next Generation Enterprise business and technology solutions that dramatically improve performance. AMS provides a full range of consulting services, from strategic business analysis to implementation services. AMS is headquartered in Fairfax, Virginia, with 51 offices worldwide and approximately 7,400 employees. The Company, which operates as one segment, focuses on the following primary target markets: financial services institutions, new media and communication firms, federal government agencies, state and local governments and education, and other corporate clients.

     The consolidated condensed financial statements include the results of AMS and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2001 for the year ended December 31, 2000. The results of operations for the third quarter and nine months ended September 30, 2001 may not be indicative of the results to be expected for the full year.

NOTE 2 — EARNINGS PER SHARE RECONCILIATION

For the Quarter ended September 30 (In millions except per share data)	2001	2000

Basic Earnings per Share Computation
Net Income (Numerator)	$1.8	$(4.2)

Weighted Average Shares (Denominator)	41.7	41.6

Basic Net Income per Share	$0.04	$(0.10)

Diluted Earnings per Share Computation
Net Income (Numerator)	$1.8	$(4.2)

Weighted Average Shares and Equivalents:
Weighted Average Shares	41.7	41.6
Effect of Other Dilutive Secuirites:
Options	0.1	0.1
Nonvested Restricted Stock	0.1	—

Total Weighted Average Shares and Equivalents (Denominator)	41.9	41.7

Diluted Net Income per Share	$0.04	$(0.10)

NOTE 3 – RESTRUCTURING & SPECIAL CHARGE

     In February 2001, the Company announced a formal plan for restructuring in order to consolidate operating activities, streamline internal operations, and realign the Company’s internal operations to a shared services model.

     As part of this restructuring, the Company has recorded restructuring and other related charges of $36.1 million for the nine months ended September 30, 2001, consisting of $30.7 million for severance and severance related outplacement services, $2.0 million for closure and consolidation of facilities and $3.4 million for the write-off of software and other related restructuring costs. As of September 30, 2001, the restructuring plan formally calls for the reduction of 1,552 positions, 1,300 of which are from U.S. offices, 8 from Canada and 244 from various offices throughout Europe. Employees to be separated include individuals at all levels within the Company in both professional service and support functions. As of September 30, 2001, 823 of the employees had been terminated and the Company paid approximately $17.8 million in severance and severance related costs. Of the remaining $15.0 million liability, approximately $14.4 million is expected to be paid by December 31, 2001.

     Restructuring reserve activities as of and for the nine months ended September 30, 2001 (in millions) were as follows:

	Severance		Software
	& Benefits	Facilities	& other	Total

Restrucuring Charge
First Quarter	$11.3	$1.8	$0.7	$13.8
Second Quarter	6.8	0.4	2.2	9.4
Second Quarter change in estimate	—	(0.7)	—	(0.7)
Third Quarter	12.6	0.5	0.5	13.6

Total Restructuring Charge	30.7	2.0	3.4	36.1

Write-down of assets to net realizable value	—	(0.7)	(2.2)	(2.9)
Cash payments	(17.7)	(0.1)	(0.4)	(18.2)

Restructuring Liability as of September 30, 2001	$13.0	$1.2	$0.8	$15.0

     In the second quarter of 2001 the Company recorded a special charge in the amount of $7.4 million which consisted of the write-down of software assets which are no longer expected to provide future value and reserves in connection with certain client engagements.

NOTE 4 – LITIGATION, CLAIMS AND ASSESSMENTS

     On July 17, 2001, the Federal Retirement Thrift Investment Board (the “Thrift Board”) gave written notice to AMS stating that the Thrift Board had terminated for default its contract with AMS for development and implementation of an automated record-keeping system for the federal employee Thrift Savings Plan. On the same date, Roger W. Mehle, as managing fiduciary of the Thrift Savings Fund, filed a companion lawsuit against AMS relating to AMS’ performance of the contract seeking compensatory damages of $50 million and punitive damages of $300 million, plus re-procurement costs, costs and expenses of litigation (including reasonable attorneys’ fees) and prejudgment interest.

     By letter dated July 27, 2001, AMS replied to the Thrift Board’s contract termination notice, informing the Thrift Board that AMS disputes that the termination was a valid default termination, and taking the position that the termination should instead be converted to a termination for convenience under the terms of the contract. On October 10, 2001, AMS filed suit against the Thrift Board in the United States Court of Federal Claims seeking reversal of the Thrift Board’s decision terminating the contract for default and asking the court to convert the termination to a termination for convenience of the government. AMS is preparing a claim to submit to the Thrift Board seeking recovery of costs incurred in performing the contract and winding it down in accordance with the termination for convenience provisions of the contract. AMS is also contesting the validity of the lawsuit filed by Mr. Mehle and plans to defend itself vigorously against the suit. Management is unable to predict the outcome of the litigation. At September 30, 2001, the Company had approximately $40 million in Accounts Receivable, classified as a long-term receivable in Other Assets, outstanding under this contract.

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

     On October 15, 2001 the Company announced resolution of its dispute with National Union Fire Insurance Company concerning National Union’s coverage of AMS during AMS’s litigation with the State of Mississippi. In the fourth quarter of 2001, the Company expects to receive $43 million in cash, resulting from this settlement, which it will record as other operating income.

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

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations” which is effective January 1, 2003. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not believe that the adoption of SFAS 143 will have a significant impact on its financial statements.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” which is effective January 1, 2002. This statement addresses financial accounting and reporting for the impairment of long-lived assets. The Company does not believe that the adoption of SFAS 144 will have a significant impact on its financial statements.

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

	Percentage of
	Total Revenues		Period-to-Period Change

	Quarter Ended		Quarter Ended	Nine Months Ended
	September 30,		September 30, 2001	September 30, 2001
			vs	vs
	2001	2000	September 30, 2000	September 30, 2000

Revenues	100.0%	100.0%	(12.8)%	(3.0)%

Expenses:
Client Project Expenses	56.7	53.0	(6.7)	3.6
Other Operating Expenses and Corporate Expenses	36.3	38.2	(17.2)	(9.4)
Provision for Contract Litigation Settlement	—	10.9	(100.0)	(100.0)

	93.0	102.1	(20.6)	(5.8)

Restructuring Charge	4.8	—	100.0	100.0
Special Charge	—	—	—	100.0

Income (Loss) from Operations	2.2	(2.1)	191.0	(42.3)
Other (Income) Expense, Net	1.1	0.1	650.0	3,150.0

Income (Loss) Before Income Taxes	1.1	(2.2)	143.7	(56.2)
Income Taxes	0.5	(0.9)	144.8	(56.1)

Net Income (Loss)	0.6	(1.3)	142.9	(56.3)
Weighted Average Shares Outstanding			0.2	0.2
Basic Net Income (Loss) per Share			140.0	(56.1)
Weighted Average Shares and Equivalents			0.5	—
Diluted Net Income (Loss) per Share			140.0	(56.9)

     Company Overview

     American Management Systems, Incorporated (“AMS” or “the Company”) is a trusted business partner for many of the largest and most respected organizations in the markets in which it specializes. The Company transforms organizations into Next Generation Enterprises. A key element to the Company’s strategy is establishing an extensive network of strategic alliances, partnerships and joint ventures to provide “best of breed” solutions and to extend the Company’s market reach in all of the Company’s target markets. Each year, approximately 85% of the Company’s business comes from clients it worked with in previous years.

     The Company, which operates as one segment, focuses on clients in specific industries, which are referred to as target markets. The Company is targeting high value sectors within these target markets and striving to be the market leader in providing Next Generation Enterprise solutions. Organizations in the Company’s target markets – new media and communications firms; financial services institutions; state and local governments and education; federal government agencies; and other corporate clients — have a crucial need to exploit the potential benefits of information and systems integration technology. The Company helps clients fulfill this need by ensuring quality project execution and by managing a professional staff that is composed of experts in the necessary technical and functional disciplines. The Company is focused on consolidating operating activities to create new opportunities for growth and leveraging its deep industry knowledge and existing client relationships to support that growth.

     Revenues

     Revenues decreased by $41.4 million, or 12.8% in the third quarter of 2001, from $322.8 million reported in the third quarter of 2000 to $281.4 million in the third quarter of 2001. For the nine months ended September 30, 2001 revenues decreased by $28.5 million, or 3.0%, from $951.9 million for the nine months ended September 30, 2000 to $923.4 million for the nine months ended September 30, 2001. The decrease in revenues from period to period is attributable to a slowdown of spending and slowdown in new initiatives at many of the Company’s current and targeted clients. Although the Company has experienced project delays and lengthened sales cycles due to these clients’ efforts to balance their own financial projections and initiatives in a challenging economic environment, the Company continues to pursue business across all marketing channels and expand existing customer relationships. Looking ahead to the fourth quarter of 2001, the Company expects revenues to be in the $265 million to $285 million range.

     Business with non-US clients increased by $0.7 million or 1.6% from $45.1 million in the third quarter of 2000 to $45.8 million in the third quarter of 2001. For the nine months ended September 30, 2001 business with non-US clients decreased by $1.0 million or less then 1.0% from $150.2 million for the nine months ended 2000 to $149.2 million for the nine months ended 2001. Business with non-US clients currently represents approximately 16.2% of the Company’s revenues. Revenues with non-US clients continue to be driven by revenues from clients across Europe but with increasing amounts from Asia and the Pacific Rim, all of which is primarily in the New Media and Communications Firms and Financial Services Institutions markets. The Company is positioning itself to achieve future growth in non-US business through reorganizing the European operating structure and expanding the number of services offered. For the year 2001, the Company expects an overall decrease in non-US business, European business in particular, when compared to 2000.

     In the New Media and Communications Firms target market revenues decreased 4.4% for the third quarter of 2001 compared to the third quarter of 2000. Revenues for the nine months ended September 30, 2001 increased 7.0% compared to the nine months ended September 30, 2000. Non-US revenues in this market decreased 4.0% both for the third quarter and nine months ended September 30, 2001 when compared to the same periods in 2000. Non-US revenues accounted for approximately 34% of total revenues in this market for both the quarter and nine months ended September 30, 2001. Implementations of the Company’s customer care and billing product suite continue to build successful and ongoing relationships that drive revenue and business opportunities in this market. However, the Company continues to experience pressure from the worldwide slowdown in the growth of the telecommunications industry driven by industry market consolidations and increased pressure to reduce spending.

     In the Financial Services Institutions target market revenues decreased 28.0% for the third quarter of 2001 compared to the third quarter of 2000. Within this market, revenues for the nine months ended September 30, 2001 decreased 15.7% when compared to the nine months ended September 30, 2000. The decrease in revenues in this market is due primarily to longer sales cycles and decreased target client spending. Business with non-US clients in this market increased 7.0% for the third quarter of 2001 compared to the third quarter of 2000, accounting for 46.0% of the total third quarter revenues in this market. Non-US revenues increased 7.6% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, accounting for 42.6% of revenues in this market for the nine months ended September 30, 2001. The Company’s international revenue growth was generated from both the Company’s strategic alliances and existing client relationships. The Company continues to focus on expanding its existing client relationships and market positioning with trade services, credit, insurance, retirement and customer service deliverables. To mitigate the overall slow-down in US revenues in this market, the Company is focusing on consolidating the operations supporting the Company’s financial services clients and reducing the operating cost structure.

     In the State and Local Governments and Education target market revenues decreased by approximately 9.8% in the third quarter of 2001 compared to the third quarter of 2000. Revenues in this market, decreased 7.3% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The decline in revenues was primarily a result of prolonged procurement cycles and the deferral of large-scale projects due to the challenging economic environment. In addition, sales tax revenues, a key indicator of spending decisions by governments, are slowing when compared to prior years. The Company continues to execute existing projects and obtain additional work from key customers in this market by expanding and leveraging its digital Government and eProcurement expertise.

     In the Federal Government Agencies target market revenues decreased 14.2% during the third quarter of 2001 as compared to the third quarter of 2000. Revenues in this market were relatively unchanged for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The changes in revenue experienced during these periods are primarily due to the strategic pause in client work at the Department of Defense on the development of version 5.0 of the Company’s Standard Procurement System. This strategic pause is a result of deploying version 4.2 to an additional 14,000 users across the Department of Defense. Revenue decreases in this market are also a result of the work stoppage with the Federal Retirement Thrift Investment Board. The Company continues to expand work on several large contracts, leveraging the Company’s leadership and expertise in financial systems and procurement business solutions.

     In the Other Corporate Clients target market revenues decreased 12.3% for the third quarter of 2001 compared to revenues reported in the third quarter of 2000. In the nine months ended September 30, 2001, revenues in this market decreased 3.3% compared to the same period in 2000. While revenues for the first nine months of 2001 declined compared to the same period in 2000, the Company continues to focus on expanding its presence with utility and other emerging companies in the deregulated energy marketplace.

     Expenses

     Client project expenses decreased 6.7% while other operating expenses and corporate expenses together decreased 17.2% from the third quarter of 2000. Throughout the first nine months of 2001, client project expenses increased 3.6% and other operating and corporate expenses decreased 9.4%, compared to the same 2000 period. The decrease of direct contract costs in the third quarter is a result of delayed project starts and prolonged procurement cycles being experienced within several of the Company’s target markets. In addition, the strategic pause on the Department of Defense Standard Procurement System and the Company’s work stoppage on the Federal Retirement Thrift Investment Board, discussed previously in this MD&A, have contributed to the third quarter decrease in direct contract costs. In contrast, direct contract costs increased in the first nine months of 2001 compared to the first nine months of 2000 as a result of focused delivery efforts across projects that were concluding in the State and Local Governments market and costs to support client implementation of the Company’s next generation customer care and billing software. Other operating and corporate expenses decreased for the third quarter and nine months ended September 30, 2001 when compared to the same periods in 2000. These decreases resulted from the Company’s focused efforts on streamlining the Company’s business model and decreasing spending on indirect costs. These decreased costs were partially driven by significantly reduced accruals for corporate-level performance-based incentive compensation as well as profit-based compensation under the Company’s restricted stock program.

     The Company recorded restructuring charges of $13.6 million for the third quarter of 2001 and $36.1 million for the nine months ended September 30, 2001. These restructuring charges resulted from the Company’s strategy to consolidate operating activities, streamline internal operations to a shared services model, and work-force realignment necessitated by the down-turn in third quarter revenues and expected revenues over the remainder of the year. In addition, the Company recorded a special charge of $7.4 million in the second quarter of 2001 related to certain client engagements, for which the Company believes there is no additional exposure, and the write down of software assets that no longer are expected to provide future value. There were no such charges during the third quarter of 2001.

     Income From Operations

     Income from operations increased 191% for the third quarter of 2001 and decreased 42.3% for the first nine months of 2001, compared to the same 2000 periods. The changes in Income from operations were significantly affected by the contract litigation settlement in the third quarter of 2000 and the restructuring and special charges in the third quarter and the nine months ended September 30, 2001.

     Excluding the restructuring and special charges taken in 2001 and the $35.2 million provision for contract litigation settlement in 2000, income from operations for the third quarter and first nine months of 2001 would have decreased by $8.8 million, or 30.9%, and $11.3 million, or 13.9%, respectively, compared to the same periods in the prior year. Without the above mentioned charges and provisions, Income from operations as a percentage of revenues would have decreased from 8.8% to 7.0% from the third quarter of 2000 to the third quarter of 2001 and decreased from 8.6% to 7.6% from the nine months ended September 30, 2000 to the nine months ended September 30, 2001.

     These decreases result primarily from longer sales cycles and reduced spending across the entire IT consulting industry. The Company continues to focus on maintaining strong operating profit margins emphasizing well-structured and well-priced engagements, tightly managed delivery risk, and focused reductions in costs company-wide.

     Other (Income) Expense, Net

     Interest expense (net) increased $1.0 million from $0.6 million in the third quarter of 2000 to $1.6 million in the third quarter of 2001. For the nine months ended September 30, 2001, interest expense increased $1.8 million from $2.0 million for the nine months ended September 30, 2000 to $3.8 million for the nine months ended September 30, 2001. These increases were a result of overall increases in the outstanding borrowings under our credit facility, primarily due to cash payments made for restructuring-related severance costs and incentive compensation, an overall increase in our long-term receivables, and continued focused investments. Other income decreased $1.7 million from $0.7 million other income in the third quarter of 2000 to $1.0 million other expense the third quarter of 2001. This decrease in other income was primarily due to increased quarter over quarter market losses for company-owned life insurance policies. Other income decreased $2.2 million from $2.5 million for the nine months ended September 30, 2000 to $0.3 million for the nine months ended September 30, 2001. The net decrease in other income was primarily attributable to the nine-month market loss in company-owned life insurance policies.

     The Company continues to develop its investment strategy and evaluate opportunities presented by certain business relationships that would generate additional income for its core business, leverage its existing assets (customers, competencies, relationships, and technologies) and maximize shareholder value. The Company’s loss on equity investments for the third quarter and nine months ended September 30, 2001 and September 30, 2000 relates to the Company’s share of the losses of Competix.com (formerly Competix, L.L.C., a joint venture between the Company and Bank of Montreal). Loss on equity investments decreased $0.1 million for the third quarter and increased $2.3 million for the first nine months of 2001, compared to the same periods in the prior year. Losses on equity investments for the first nine months ended September 30, 2000 were offset by a $3.5 million gain on the sale of a portion of its shares in Competix during the second quarter of 2000. No such sale was made during the first nine months of 2001; however, the Company continued to record its share of equity losses during that period.

FOREIGN CURRENCY EXCHANGE

     Approximately 16.2% of the Company’s revenues for the nine months ended September 30, 2001 were derived from non-US business. The Company’s practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. In a further effort to mitigate foreign currency exchange risk, the Company has established a notional cash pool with a European bank. This arrangement allows the Company to better utilize its cash resources among all of the Company’s subsidiaries, without incurring foreign currency conversion risks, thereby mitigating foreign currency exposure. The Company also actively manages the excess cash balances in the cash pool, which tends to increase net interest income. In the past, the Company employed limited hedging of inter-company loans through derivative instruments (foreign currency swap contracts); however, as of September 30, 2001 the Company had no such outstanding derivative contracts.

LIQUIDITY AND CAPITAL RESOURCES

     The Company provides for its operating cash requirements primarily through funds generated from operations. The Company has borrowing arrangements with the Bank of America, as Agent, and Wachovia Bank, as Administrator, including a multi-currency revolving credit facility with letters of credit not to exceed $120 million, under which $17.5 million in borrowings were outstanding at September 30, 2001. The Company has term loan agreements with the Bank of America under which $6.0 million was outstanding at September 30, 2001. These borrowing agreements allow for cash and currency management with respect to the short-term impact of certain cyclical uses of cash, such as annual payments of incentive compensation, severance payments, payments related to the Company’s investments or acquisitions, as well as financing, from time to time, accounts receivable and other obligations. The credit facilities described above include covenants relating to the maintenance of certain financial ratios and may impose restrictions on the Company’s ability to pay dividends. Effective September 28, 2001, the borrowing agreements were amended to exclude the year-to-date restructuring and special charges when calculating the fixed charge coverage ratio. The minimum requirements for this financial covenant ratio were decreased for the quarters ended December 31, 2001, March 31, 2002 and June 30, 2002. The revolving credit facility expires on January 9, 2003.

     The Company’s cash and cash equivalents declined $28.5 million to $14.7 million at September 30, 2001 when compared with December 31, 2000. The decline in cash and cash equivalents was due to $43.0 million in cash provided by operating activities offset by $43.0 million in cash used in investing activities, $26.1 million in cash used in financing activities and $2.4 million related to the negative effect of exchange rate changes.

     Cash provided by operating activities of $43.0 million during the nine months ended September 30, 2001 was due to income from operations which was negatively impacted by cash paid of $20.2 million related to the Company’s previously discussed restructuring and special charges, payments for incentive compensation and an overall decrease in contract pre-payments (deferred revenue). For the remainder of fiscal year 2001, the Company anticipates approximately $14.4 million in additional payments for costs related to restructuring.

     Cash used in investing activities was $43.0 million during the first nine months of 2001 due to $7.0 million of fixed asset purchases, $24.7 million in additional investments in capitalized and purchased software products, and $11.3 million for increases in other investments and intangibles. The cash used in other investments and intangibles predominantly represents additional investments in company-owned life insurance policies and the Company’s expansion of strategic alliances across the financial services marketplace.

     Cash used in financing activities during the first nine months of 2001 was $26.1 million principally due to $41.0 million in increased borrowings, offset by $69.0 million of payments on borrowings. Included in the $69.0 million of payments on borrowings is $58.5 million of payments on the line of credit, $6.1 million to repay the balance of two of the Company’s outstanding notes payable with Wachovia Bank, and $4.4 million in installment payments of principal on outstanding debt owed to banks. The Company also received proceeds of approximately $1.9 million during the period from the exercise of stock options. The Company made no material repurchases of common stock during the first nine months of 2001.

     The Company enters into large, long-term contracts and, as a result, periodically maintains individually significant receivable balances with certain major clients. At September 30, 2001, the Company had approximately $40 million in Accounts Receivable, classified as a long-term receivable in Other Assets, under a predominantly cost-plus incentive fee contract with the Federal Retirement Thrift

Investment Board. Some of this amount represents works-in-progress which are not yet contractually billable under the terms of the contract. See “Legal Proceedings” section for further discussion. No other single customer represents greater than 10% of accounts receivable.

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

     On October 15, 2001 the Company announced resolution of its dispute with National Union Fire Insurance Company concerning National Union’s coverage of the Company during the Company’s litigation with the State of Mississippi. In the fourth quarter of 2001, the Company expects to record receipt of $43 million in cash, resulting from this settlement, as other operating income.

ASSUMPTIONS UNDERLYING CERTAIN FORWARD-LOOKING
STATEMENTS AND
FACTORS THAT MAY AFFECT FUTURE RESULTS

     Over the next several years, the Company expects to continue to experience managed growth in revenues. The continuing controlled growth in revenues should enable the Company to improve its profit margins, which have been reduced from time to time as a result of special charges, including, after-tax reserves related to troubled contracts, and restructuring charges. Revenues and profit margins also may be reduced from time to time as a result of events beyond the Company’s control, such as adverse changes in general economic conditions in the U.S. and internationally and disruptions in commercial activities occasioned by actual or threatened terrorist activity and armed conflict.

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

Part II OTHER INFORMATION

Item 1. Legal Proceedings

     American Management Systems, Inc. and Federal Insurance Company v. National Union Fire Insurance Company of Pittsburgh, PA, No. 3-00CV682B-CIV (US District Court for the Southern District of Mississippi, Jackson County Division). As previously reported in the Company’s three most recent periodic reports, on September 11, 2000, AMS filed a lawsuit against National Union Fire Insurance Company (“National Union”), one of its insurance carriers, seeking damages arising from National Union’s failure to take advantage of opportunities to settle the case styled State of Mississippi v. American Management Systems, Inc., No 251-99.382-CIV (Circuit Court of Hinds County, Mississippi) (discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000) within National Union’s policy limits. AMS and National Union have agreed to a final settlement of this matter under which National Union has agreed, inter alia, to pay AMS the sum of $43 million. Payment is due during the fourth quarter of 2001. This matter and National Union Fire Insurance Company of Pittsburgh, PA v. American Management Systems, Inc. and Federal Insurance Company have been dismissed with prejudice.

     National Union Fire Insurance Company of Pittsburgh, PA v. American Management Systems, Inc. and Federal Insurance Company. This matter was settled as a part of the settlement of American Management Systems, Inc. and Federal Insurance Company v. National Union Fire Insurance Company of Pittsburgh, PA, No. 3-00CV682B-CIV (US District Court for the Southern District of Mississippi, Jackson County Division), as discussed above.

     Mehle v. American Management Systems, Inc., No. 1:01CV01544 (United States District Court for the District of Columbia). On July 17, 2001, the Federal Retirement Thrift Investment Board (the “Thrift Board”) gave written notice to AMS stating that the Thrift Board had terminated for default its contract with AMS for development and implementation of an automated record-keeping system for the federal employee Thrift Savings Plan. On the same date, Roger W. Mehle, as managing fiduciary of the Thrift Savings Fund, filed a companion lawsuit against AMS relating to AMS’ performance of the contract seeking compensatory damages of $50 million and punitive damages of $300 million, plus re-procurement costs, costs and expenses of litigation (including reasonable attorneys’ fees) and prejudgment interest.

     By letter dated July 27, 2001, AMS replied to the Thrift Board’s contract termination notice, informing the Thrift Board that AMS disputes that the termination was a valid default termination, and taking the position that the termination should instead be converted to a termination for convenience under the terms of the contract. On October 10, 2001, AMS filed suit against the Thrift Board in the United States Court of Federal Claims seeking reversal of the Thrift Board’s decision terminating the contract for default and asking the court to convert the termination to a termination for convenience of the government. AMS is preparing a claim to submit to the Thrift Board seeking recovery of costs incurred in performing the contract and winding it down in accordance with the termination for convenience provisions of the contract. AMS is also contesting the validity of the lawsuit filed by Mr. Mehle and plans to defend itself vigorously against the suit.

Item 2. Changes in Securities

             None.

Item 3. Defaults Upon Senior Securities

             None.

Item 4. Submission of Matters to a Vote of Security Holders

             None.

Item 5. Other Information

             None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.	Articles of Incorporation and By-laws

	3.1	Second Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s 1995 Annual Report on Form 10-K, filed on April 1, 1996).

	3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed on August 4, 1998).

	3.3	By-Laws of the Company, as amended on June 12, 2000 (incorporated herein by reference to Exhibit
3.3 to the Company’s 2000 Annual Report on Form 10-K, filed March 30, 2001).

	3.4	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company
(incorporated herein by reference to Exhibit 3.4 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999).

4.	Instruments Defining the Rights of Security Holders

	4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1997).

	4.2	Rights Agreement dated as of July 31, 1998, between the Company and ChaseMellon Shareholder
Services L.L.C. as Rights Agent (incorporated herein by reference to the Company’s Form 8-A filed on August 4, 1998, including form of Rights Certificate).

10.		Material Contracts

	10.1	1996 Amended Stock Option Plan F as amended (incorporated herein by reference to Exhibit A to the
Company’s definitive Proxy Statement filed on April 15, 1999).

	10.2	Outside Directors Stock-for-Fees Plan (incorporated herein by reference to Exhibit C to the Company’s definitive Proxy Statement filed on April 10, 1996).

	10.3	1992 Amended and Restated Stock Option Plan E, as amended (incorporated herein by reference to
Exhibit B to the Company’s definitive Proxy Statement filed on April 17, 1995).

	10.4	Executive Deferred Compensation Plan, as amended September 1, 1997 (incorporated herein by reference to Exhibit 10.4 of the Company’s 1997 Annual Report on Form 10-K).

10.5	Outside Director Deferred Compensation Plan, effective January 1, 1997 (incorporated herein by reference to Exhibit 10.5 of the Company’s 1997 Annual Report on Form 10-K).

10.6	Multi-Currency Revolving Credit Agreement dated as of January 9, 1998 among the Company, certain of the Company’s subsidiaries, the Lenders named therein, and NationsBank N.A. as administrative agent and Wachovia Bank N.A., as
Documentation agent (incorporated herein by reference to Exhibit 10.6 of the Company’s 1997 Annual Report on Form 10-K).

10.7	Agreement of Lease between Joshua Realty Corporation and the Company, dated August 10, 1992, as amended (incorporated herein by reference to Exhibit 10.7 of the Company’s 1997 Annual Report on Form 10-K).

10.8	Office Lease Agreement between Hyatt Plaza Limited Partnership and the Company, dated August 12, as amended (incorporated herein by reference to Exhibit 10.8 of the Company’s 1997 Annual Report on Form 10-K).

10.9	Lease Agreement between Fairfax Gilbane, L.P. and the Company, dated February 15, 1994, as amended
Lease Agreement between Fairfax Gilbane, L.P. and the Company, dated February 15, 1994, as amended (incorporated herein by reference to Exhibit 10.9 of the Company’s 1997 Annual Report on Form 10-K).

10.10	Deed of Lease between Principal Mutual Life Insurance Company and the Company, dated
December 1996 (incorporated herein by reference to Exhibit 10.10 of the Company’s 1997 Annual Report on Form 10-K).

10.11	1996 Incentive Compensation Plan for Executive Officers (incorporated herein by reference to
Exhibit 10.11 of the Company’s 1998 Annual Report on Form 10-K).

10.12	1999 Contractor Stock Option Plan (incorporated herein by reference to Exhibit 10.12 of the Company’s
1999 Annual Report on Form 10-K).

10.13	Departure Agreement, dated as of November 15, 2000, between the Company and Paul A. Brands
(incorporated herein by reference to Exhibit 10.13 to the Company’s 2000 Annual Report on Form 10-K).

10.14	Second Amendment to Credit Agreement, dated as of March 21, 2001, among the Company, certain of
Second Amendment to Credit Agreement, dated as of March 21, 2001, among the Company, certain of the Company’s subsidiaries, the lenders named therein, Bank of America, N.A. as administrative agent and Wachovia Bank, N.A. as documentation agent (incorporated herein by reference to Exhibit 10.14 to the Company’s 2000 Annual Report on Form 10-K).

10.15	Form of Change in Control Executive Retention Agreement for Senior Executives (incorporated herein by reference to Exhibit 10.15 to the Company’s 2000 Annual Report on Form 10-K).

10.16	Form of Employment Agreement for Senior Executives (incorporated herein by reference to Exhibit
10.16 to the Company’s 2000 Annual Report on Form 10-K).

	10.17	Third Amendment to Credit Agreement, dated as of September 28, 2001, among the Company, certain of the Company’s subsidiaries, the lenders named therein, Bank of America, N.A., as administrative agent and Wachovia Bank, N.A., as documentation agent.

13.	2000 Financial Report (filed as Exhibit 13 to the Company’s 2000 Annual Report on Form 10-K).

(b)	REPORTS ON FORM 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MANAGEMENT SYSTEMS, INCORPORATED

Date:	Novembert 13, 2001	/s/ William M. Purdy
William M. Purdy, Chief Executive Officer and President

Date:	November 13, 2001	/s/ Ronald L. Schillereff
Ronald L. Schillereff, Chief Financial Officer, Treasurer, and
Executive Vice President

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Second Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s 1995 Annual Report on Form 10-K, filed on April 1, 1996).	*
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed on August 4, 1998).	*
3.3	By-Laws of the Company, as amended on June 12, 2000 (incorporated herein by reference to Exhibit 3.3 to the Company’s 2000 Annual Report on Form 10-K, filed March 30, 2001).	*
3.4	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.4 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999).	*
4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q for the Quarter ended March 31, 1997).	*
4.2	Rights Agreement dated as of July 31, 1998, between the Company and ChaseMellon Shareholder Services L.L.C. as Rights Agent (incorporated herein by reference to the Company’s Form 8-A filed on August 4, 1998, including form of Rights Certificate).	*
10.1	1996 Amended Stock Option Plan F as amended (incorporated herein by reference to Exhibit A to the Company’s definitive Proxy Statement filed on April 15, 1999).	*
10.2	Outside Directors Stock-for-Fees Plan (incorporated herein by reference to Exhibit C to the Company’s definitive Proxy Statement filed on April 10, 1996).	*
10.3	1992 Amended and Restated Stock Option Plan E, as amended (incorporated herein by reference to Exhibit B to the Company’s definitive Proxy Statement filed on April 17, 1995).	*
10.4	Executive Deferred Compensation Plan, as amended September 1, 1997 (incorporated herein by reference to Exhibit 10.4 of the Company’s 1997 Annual Report on Form 10-K).	*
10.5	Outside Director Deferred Compensation Plan, effective January 1, 1997 (incorporated herein by reference to Exhibit 10.5 of the Company’s 1997 Annual Report on Form 10-K).	*

EXHIBIT INDEX

Exhibit
Number	Description

10.6	Multi-Currency Revolving Credit Agreement dated as of January 9, 1998 among the Company, certain of the Company’s subsidiaries, the Lenders named therein, and NationsBank N.A. as administrative agent and Wachovia Bank N.A., as Documentation agent. (incorporated herein by reference to Exhibit 10.6 of the Company’s 1997 Annual Report on Form 10-K).	*
10.7	Agreement of Lease between Joshua Realty Corporation and the Company, dated August 10, 1992, as amended (incorporated herein by reference to Exhibit 10.7 of the Company’s 1997 Annual Report on Form 10-K).	*
10.8	Office Lease Agreement between Hyatt Plaza Limited Partnership and the Company, dated August 12, 1993, as amended (incorporated herein by reference to Exhibit 10.8 of the Company’s 1997 Annual Report on Form 10-K).	*
10.9	Lease Agreement between Fairfax Gilbane, L.P. and the Company, dated February 15, 1994, as amended (incorporated herein by reference to Exhibit 10.9 of the Company’s 1997 Annual Report on Form 10-K).	*
10.10	Deed of Lease between Principal Mutual Life Insurance Company and the Company, dated December 1996 (incorporated herein by reference to Exhibit 10.10 of the Company’s 1997 Annual Report on Form 10-K).	*
10.11	1996 Incentive Compensation Plan for Executive Officers (incorporated herein by reference to Exhibit 10.11 of the Company’s 1998 Annual Report on Form 10-K).	*
10.12	1999 Contractor Stock Option Plan (incorporated by reference to Exhibit 10.12 of the Company’s 1999 Annual Report on Form 10-K).	*
10.13	Departure Agreement, dated as of November 15, 2000, between the Company and Paul A. Brands (incorporated herein by reference to Exhibit 10.13 to the Company’s 2000 Annual Report on Form 10-K).	*

EXHIBIT INDEX

Exhibit
Number	Description

10.14	Second Amendment to Credit Agreement, dated as of March 21, 2001, among the Company, certain of the Company’s subsidiaries, the lenders named therein, Bank of America, N.A. as administrative agent and Wachovia Bank, N.A. as documentation agent (incorporated herein by reference to Exhibit 10.14 to the Company’s 2000 Annual Report on Form 10-K).	*
10.15	Form of Change in Control Executive Retention Agreement for Senior Executives (incorporated herein by reference to Exhibit 10.15 to the Company’s 2000 Annual Report on Form 10-K).	*
10.16	Form of Employment Agreement for Senior Executives (incorporated herein by reference to Exhibit 10.16 to the Company’s 2000 Annual Report on Form 10-K).	*
10.17	Third Amendment to Credit Agreement, dated as of September 28, 2001, among the Company, certain of the Company’s subsidiaries, the lenders named therein, Bank of America, N.A., as administrative agent and Wachovia Bank, N.A., as documentation agent.
13.	2000 Financial Report (filed as Exhibit 13 to the Company’s 2000 Annual Report on Form 10-K).	*

*	Previously filed.