Form 10-K
period 2001-12-31
AMERICAN MANAGEMENT SYSTEMS INC
filed 2002-03-29
CIK 310624

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

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

Yes      X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 25, 2002 was $759,842,384.

As of March 25, 2002, 40,245,889 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s Annual Meeting of Stockholders to be held June 7, 2002 are incorporated by reference into Part III of this Form 10-K.

i

ii

PART I

ITEM 1. BUSINESS

     Overview

     American Management Systems, Incorporated (“AMS” or “the Company”), an international, information-technology consulting firm, was incorporated in the State of Delaware on February 2, 1970. The Company’s mission is to provide enterprise-wide business and technology solutions that dramatically improve business performance and create value for clients. The Company’s business approach blends deep industry knowledge with strategic services and technology innovation to design and deliver integrated, end-to-end solutions. Since 1970, AMS has been committed to technology innovation through internal development and best-of-breed partnerships, the growth of its people and the delivery of excellence in all engagements. The Company’s key solutions include systems integration and development, customer relationship management, and business and technology consulting.

     AMS measures success based on the results and benefits achieved by its clients. AMS is a trusted business partner for many of the largest and most respected organizations in the markets in which it specializes, including eight out of ten of the world’s largest communication firms; many of the top U.S. banks; most federal agencies; 43 state and local governments, some of the largest energy companies in the U.S., Canada and Europe; and hundreds of companies in the Fortune 500. In 2001 approximately 85% of the Company’s revenues came from clients it worked with in previous years. A key element to the Company’s strategy is establishing an extensive network of strategic alliances, partnerships and joint ventures to provide best-of-breed solutions.

     AMS services clients worldwide. In order to serve clients outside of the United States, AMS has expanded internationally by establishing subsidiaries or foreign branches. Exhibit 21 of this Form 10-K provides a complete listing of all twenty-four active AMS subsidiaries (and branches). Revenues attributable to AMS’s international clients were approximately $190 million in 2001, $196 million in 2000 and $227 million in 1999. Additional financial information regarding revenues from international customers, long-lived assets, and deferred tax assets by geographic areas of operation is provided in Notes 7 and 13 of the consolidated financial statements appearing in Part II, Item 8 of this Form 10-K. A discussion of the risks attendant with AMS’s foreign operations is provided in Item 7A of this Form 10-K.

     The Company, which operates as one segment, focuses on clients in specific industries, which are referred to as target markets. Organizations in the Company’s target markets – New Media and Communications Firms, Financial Services Institutions, State and Local Governments and Education, Federal Government Agencies, and Other Corporate Clients – have a crucial need to exploit the potential benefits of information and systems integration technology. The Company helps clients fulfill this need by ensuring quality project execution and by managing a professional staff that is composed of experts in the necessary technical and functional disciplines.

     New Media and Communications Firms

     AMS markets systems consulting and integration services to both local exchange and interexchange carriers, cellular and wireless telephone companies as well as cable, new media, and DSL providers. The Company’s services encompass developing and implementing AMS’s software products specializing in billing and operational support systems, customer relationship management, credit and collections management and web enablement.

     Financial Services Institutions

     AMS provides systems consulting and integration services, as well as application software products, to financial institutions and insurance companies worldwide. The Company specializes in corporate and international banking, credit and collections management, and trade services and payments. The Company focuses on providing next generation solutions by incorporating its own suite of products while partnering with industry providers and clients to deliver results for large, complex jobs.

     State and Local Governments and Education

     The Company provides information technology consulting and systems integration services to state, local, and provincial governments as well as many universities and community colleges. AMS provides these organizations industry experience and expertise in delivering financial, tax, human services and revenue management applications; public safety and transportation functions; and environmental systems. AMS is working with both clients and industry providers to develop statewide electronic malls to allow all state and local agencies to purchase goods and services from approved vendors over the web.

     Federal Government Agencies

     AMS’s clients include most U.S. defense agencies and a majority of U.S. civilian agencies. AMS’s long-term relationships with Federal Government Agencies continue to enhance a deep industry expertise that is central to providing management consulting services and systems integration that generate solutions for these clients. AMS’s services include developing and implementing enterprise business solutions, acquisition business systems, and resource management applications.

     Other Corporate Clients

     AMS provides enterprise-wide business and technology services for firms in other industries, including healthcare and utilities. AMS’s suite of management and technology solutions includes complex billing, supplier support, patient financial services and patient medical records management.

     Patents, Trademarks and Licenses

     A significant component of AMS’s business is the development of proprietary software products, either with its own funds or on a jointly funded basis with other organizations. The Company expended $55 million, $76 million, and $102 million in 2001, 2000, and 1999, respectively, for research and development associated with proprietary software. These products are principally licensed as elements of custom tailored systems, and, to a lesser extent, as stand-alone applications. While the Company’s various proprietary intellectual property rights are important to its success, AMS believes its business as a whole is not materially dependent on any particular patent, trademark or license. The Company owns a number of patents and trademarks, which vary in duration, relating to its products. These protections may not prevent competitors from independently developing products similar to the Company’s, nor can there be any assurance that these protections will deter improper use of AMS technology.

     Contracts and Significant Customers

     For large systems integration projects, AMS often contracts for one phase (design, development, or implementation) at a time. AMS generally contracts either on the basis of reimbursement of costs plus a fixed fee, a fixed or ceiling price for each phase, unit rates for time and materials used, or services sold at unit prices. In most cases, the Company receives monthly or milestone progress payments. AMS pioneered an innovative approach for its state tax and revenue clients to finance their projects. Under this type of contract, the amounts due the Company are payable based upon actual benefits derived by the client. Generally, the Company’s contracts are terminable by the customer without penalty on short notice with appropriate compensation to the Company for actual work performed. Most contracts with federal government agencies allow for an annual audit. In 2001, AMS earned approximately 29% of its total revenue, or $342 million, from the U.S. Government. No other customer accounted for 10% or more of revenues in 2001.

     Marketing is performed principally by senior staff and by a relatively small number of full-time salespeople for each target market. In the Federal Government Agencies target market, AMS replies selectively to requests for proposals. Certain of the Company’s software products and computer services are sold by a small group of full-time salespeople and, for those products and services, AMS advertises in trade publications and exhibits at industry conventions.

     Competitive Factors

     AMS operates in an intensely competitive market subject to rapid change. AMS’s competitors primarily include consulting and system integration firms and certain large accounting firms that have significant consulting operations. In addition, prospective clients may decide to use their own staff to perform projects rather than engage an outside firm. The Company’s clients include state and local governments, federal agencies, Fortune 500 companies and medium sized companies.

     The Company continues to address weakening in the information technology market. The reduced demand by customers for information technology and consulting services has resulted in fierce competition among service providers to win business. This has resulted in intense price competition evidenced by the Company’s declining profit margins from 2000 to 2001.

     During 2001, the Company implemented a restructuring plan to reduce costs, consolidate operating activities and streamline internal operations by moving to a shared services model. As a result of these efforts, costs have begun to be more closely aligned with reduced revenue levels in the business.

     People

     AMS’s success is highly dependent on its ability to continue to attract and retain qualified employees. To maintain its technical expertise and responsiveness to evolving client needs, the Company provides its employees with continuing education and professional development. Through its performance review system, the Company seeks to reward employees who exemplify its core values including exceptional customer service and delivery of sophisticated solutions.

     As of December 31, 2001, AMS had approximately 7,000 employees worldwide. The Company’s employees are not represented by any labor union.

ITEM 2. PROPERTIES

     AMS’s corporate headquarters are located in Fairfax, Virginia. In addition, there are 49 other offices worldwide including the European headquarters in The Hague, The Netherlands and 11 other European countries. The Company does not own any real property. Substantially all of the Company’s office space is leased under long-term leases with varying expiration dates. AMS currently has facilities in excess of its needs. During 2001, the Company consolidated facilities as part of its restructuring plan as discussed in Note 8 of the consolidated financial statements appearing in Part II, Item 8 of this Form 10-K. The restructuring charge associated with this plan included costs to be incurred through 2006 related to facilities that are subleased, or expected to be subleased, at rates below the Company’s costs.

ITEM 3. LEGAL PROCEEDINGS

     American Management Systems, Inc. and Federal Insurance Company v. National Union Fire Insurance Company of Pittsburgh, PA, No. 3-00CV682B-CIV (U.S. District Court for the Southern District of Mississippi, Jackson County Division). As previously reported in the Company’s recent periodic reports, on September 11, 2000, AMS filed a lawsuit against National Union Fire Insurance Company (“National Union”), one of its insurance carriers, seeking damages arising from National Union’s failure to take advantage of opportunities to settle the case captioned State of Mississippi v. American Management Systems, Inc., No. 251-99.382-CIV (Circuit Court of Hinds County, Mississippi) (discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000) within National Union’s policy limits. AMS and National Union agreed to a final settlement of this matter under which National Union, among other things, paid AMS the sum of $43 million during the fourth quarter of 2001. This matter and National Union Fire Insurance Company of Pittsburgh, PA v. American Management Systems, Inc. and Federal Insurance Company have been dismissed with prejudice.

     National Union Fire Insurance Company of Pittsburgh, PA v. American Management Systems, Inc. and Federal Insurance Company. This matter was settled as a part of the settlement of American Management Systems, Inc. and Federal Insurance Company v. National Union Fire Insurance Company of Pittsburgh, PA, No. 3-00CV682B-CIV (U.S. District Court for the Southern District of Mississippi, Jackson County Division), as discussed above.

     Mehle v. American Management Systems, Inc., No. 1:01CV01544 (United States District Court for the District of Columbia), appeal filed. As previously reported in the Company’s recent periodic reports, on July 17, 2001, the Federal Retirement Thrift Investment Board (the “Thrift Board”) gave written notice to AMS stating that the Thrift Board had terminated for default its contract with AMS for development and implementation of an automated record-keeping system for the federal employee Thrift Savings Plan. On the same date, the Thrift Board’s executive director, Roger W. Mehle, purporting to act as “managing fiduciary” of the Thrift Savings Fund, filed a companion lawsuit against AMS relating to AMS’s performance of the contract seeking compensatory damages of $50 million and punitive damages of $300 million, plus re-procurement costs, costs and expenses of litigation (including reasonable attorneys’ fees) and prejudgment interest.

     AMS moved to dismiss the lawsuit filed by Mr. Mehle. On November 30, 2001, the District Court issued an order granting AMS’s motion to dismiss Mr. Mehle’s lawsuit for lack of jurisdiction. Mr. Mehle has appealed that order. AMS has filed both procedural and dispositive motions with the United States Court of Appeals that are pending. Those motions are opposed by Mr. Mehle. On January 25, 2002, the U.S. Department of Justice filed a motion on behalf of the U.S. Government to intervene and a motion to dismiss Mr. Mehle’s appeal, which are also pending. Those motions are also opposed by Mr. Mehle. The Court of Appeals has not set a briefing schedule or a date for oral arguments on the merits of the appeal.

     American Management Systems, Inc. v. United States, No. 01-586 (Fed. Cl.). AMS believes that the appropriate forum for resolving its dispute over the Thrift Board contract is in the United States Court of Federal Claims (“CFC”), a court of specialized jurisdiction that ordinarily entertains all disputes relating to U.S. government contracts. To that end, AMS filed suit in the CFC against the United States, which is the contracting party in the Thrift Board contract, seeking reversal of the Thrift Board’s decision terminating the contract for default and asking the court to convert the termination into a termination for convenience. The U.S. Department of Justice is defending the United States in this action. The United States has moved to dismiss AMS’s complaint on jurisdictional grounds, arguing that jurisdiction in the CFC is inappropriate because the Thrift Board is a non-appropriated fund instrumentality (“NAFI”), asserting it does not use or have access to appropriated government funds to pay its expenses and other obligations. AMS has opposed the motion to dismiss, that is pending. The CFC has not set a briefing schedule or a date for oral arguments on the Government’s motion to dismiss.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The common stock of American Management Systems, Incorporated, is traded on the NASDAQ over-the-counter market under the symbol AMSY. References to the stock prices are the high and low bid prices during the calendar quarters indicated.

	2001		2000

	High	Low	High	Low

1st Quarter	$24.625	$16.375	$44.375	$25.500
2nd Quarter	$25.000	$15.250	$44.440	$31.750
3rd Quarter	$25.040	$11.610	$34.063	$14.000
4th Quarter	$19.500	$10.250	$22.938	$15.563

     The approximate number of stockholders of record of the Company’s common stock as of March 25, 2002 was 1,026.

     The Company has never paid any cash dividends on its common stock and does not currently anticipate paying dividends in the foreseeable future. AMS’s current policy is to invest retained earnings in the operation and expansion of its business. Future dividend policy with respect to its common stock will be determined by the Board of Directors based upon the Company’s earnings, financial condition, capital requirements, and other then-existing conditions.

ITEM 6. SELECTED FINANCIAL DATA

Income Statement Data
	Year Ended December 31
(In millions except per share data)	2001	2000	1999	1998	1997

Revenues	$1,183.3	$1,279.3	$1,240.3	$1,057.8	$872.3
Net Income	$15.9	$43.8	$56.9	$51.8	$31.2
Basic Earnings per Share	$0.38	$1.06	$1.36	$1.23	$0.75
Diluted Earnings per Share	$0.38	$1.05	$1.34	$1.21	$0.74

Balance Sheet Data
		As of December 31
(In millions)	2001	2000	1999	1998	1997

Cash and Cash Equivalents	$53.3	$43.2	$111.3	$119.3	$49.6
Total Assets	$600.2	$645.9	$600.4	$537.6	$421.4
Noncurrent Liabilities	$74.5	$83.6	$72.9	$59.7	$52.7
Stockholders’ Equity	$376.5	$360.4	$309.5	$291.9	$238.7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K. Investors are cautioned that forward-looking statements have been made in this document. Forward-looking statements may also be made in other filings with the SEC, the Company’s press releases and in other documents. In addition, the Company, through its management, may make oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements are subject to risks, uncertainties and changes in circumstances that could cause actual results to differ materially from such statements. The words “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements. These statements are made on the basis of management’s current views and expectations. The statements are not guarantees of future performance. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

     A wide range of factors could materially affect future developments and performance, including, but not limited to: risks in project delivery and staffing, risk of revenues not being realized when and in the amounts expected, risk of increased competition in the markets in which the Company operates, risk of changes in economic conditions that could affect client expenditures, as well as other factors described in Item 7 under the caption, “Factors That May Affect Future Results.”

Presentation

Revenue

     The Company derives its revenue primarily from contracts for business and information-technology solutions. Revenue recognition is based upon the terms of the Company’s contracts. Revenues on fixed-price contracts are recognized using the percentage-of-completion method based upon the percentage of costs incurred to date in relation to total estimated costs. Revenues on cost-reimbursable contracts are recognized to the extent of costs incurred plus a proportionate amount of the fee earned. Revenues on time-and-materials contracts are recognized to the extent of billable rates times hours delivered plus expenses incurred. Revenues from benefits-funded contracts are deferred until it can be predicted with reasonable certainty that the client’s benefit stream will generate amounts sufficient to fund the contract. After that time, revenues from benefits-funded contracts are also generally recognized on a percentage-of-completion basis. Reimbursements, including those relating to travel and other out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses are included in client project expense. In each of the past three years, the Company’s software license and maintenance revenue was less than 10% of its total revenue.

Operating Expenses

     The Company’s major types of operating expenses include: client project; selling, general and administrative; research and product support; depreciation and amortization; restructuring charge; special charge; and contract litigation settlements.

Client Project

     Client project expenses include direct expenses to provide services to our clients such as compensation costs, travel and out-of-pocket expenses, and costs for subcontractors.

Selling, General and Administrative

     Selling, general and administrative (“SG&A”) expenses include expenses not directly related to the delivery of client services such as compensation for support personnel, costs for information systems, incentive compensation, selling and marketing expenses, and recruiting and training expenses.

Research and Product Support

     Research and product support expenses include research and development expenses incurred as part of the software development cycle that are not capitalizable under accounting rules as well as support/maintenance of existing software.

Depreciation and Amortization

     Depreciation and amortization include the amortization of internally developed and purchased software as well as goodwill. Also included are the depreciation of furniture, equipment and leasehold improvements.

Restructuring Charge

     This item includes expenses associated with implementing the Company’s formal restructuring plan announced in February of 2001.

Special Charge

     This item includes significant expenses associated with the write-off of certain software assets no longer expected to provide future value and reserves in connection with certain client engagements.

Contract Litigation Settlements

     This item includes activity arising from the Company’s resolution of contractual litigation disputes.

Interest Expense

     Interest expense (net of interest income) is primarily related to interest incurred on borrowings.

Other Income/Expense

     Other income/expense includes activity not related to AMS’s primary business. For example, other income/expense includes gains and losses on the disposal of assets, market gains and losses on Company-owned life insurance policies and premium expense for Company-owned life insurance policies.

Loss on Equity Investments

     Loss on equity investments reflects the Company’s share, as a joint venture investor, in the operating results of Competix, Inc. (“Competix”).

Historical Results of Operations

     The following table sets forth the unaudited percentage of revenues represented by items in the Company’s consolidated income statement for the periods presented.

	Year Ended December 31

	2001	2000	1999

REVENUES	100%	100%	100%

EXPENSES:
Client Project	56%	53%	53%
Selling, General and Administrative	30%	31%	30%
Research and Product Support	3%	4%	4%
Depreciation and Amortization	4%	3%	3%

	93%	91%	90%
Restructuring Charge	5%	—	—
Special Charge	3%	—	—
Contract Litigation Settlements (Income) Expense	(4)%	3%	2%

INCOME FROM OPERATIONS	3%	6%	8%

OTHER (INCOME) EXPENSE, NET:
Interest Expense	n/m	n/m	—
Other Income	n/m	n/m	n/m
Loss on Equity Investments	n/m	n/m	n/m

INCOME BEFORE INCOME TAXES	2%	6%	8%

INCOME TAXES	1%	3%	3%

NET INCOME	1%	3%	5%

n/m = not meaningful

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenue

     Revenue for 2001 was $1,183 million, a decrease of $96 million, or 8%, compared to 2000. Revenue from U.S. clients declined 8% to $994 million, while revenue from international clients dropped 3% to $190 million. Revenue with international clients is primarily comprised of work with customers in the New Media and Communications Firms and Financial Services Institutions target markets across Europe and increasingly across Asia and the Pacific Rim. Business with international clients represented 16% and 15% of the Company’s total revenue in 2001 and 2000, respectively.

     In 2001, revenue declined in all of the Company’s target markets with the exception of New Media and Communications Firms’ revenue which was flat. See Note 13 of the consolidated financial statements for further discussion. For the first half of 2001, revenue increased $13 million, or 2%, compared with the first half of 2000. However, the events of September 11th, coupled with the weak Information Technology market and the troubled global economy significantly affected revenue in the second half of 2001. During the second half of 2001, revenue declined $109 million, or 17%, when compared to the second half of 2000.

In addition, revenue declined in the second half of 2001 as a result of the strategic pause in client work with the Department of Defense on the development of version 5.0 of the Standard Procurement System. The work stoppage with the Thrift Board also contributed to the revenue decline in the second half of 2001. Despite this decline, in 2001, as in preceding years, approximately 85% of the Company’s revenue came from clients with whom the Company had performed work previously.

Operating Expenses

     Total operating expenses before restructuring, special charges and contract litigation settlements for 2001 were $1,097 million, a decrease of $72 million, or 6%, compared with 2000. As a percentage of revenue, operating expenses before restructuring, special charges and contract litigation settlements increased from 91% in 2000 to 93% in 2001.

Client Project

     Client project expenses were $661 million in 2001, a decrease of $16 million, or 2%, compared with 2000. Client project expenses declined due to the slowdown or conclusion of project work for several large customers. As a percentage of revenue, client project expenses were 56% in 2001 versus 53% in 2000. The weakening of the information technology market resulted in intense competition among service providers to win business. This climate fostered fierce price competition that eroded gross profit margins in 2001.

Selling, General and Administrative

     SG&A expenses were $352 million in 2001, a decrease of $59 million, or 14% compared with 2000. As a percentage of revenue, SG&A declined from 31% in 2000 to 30% in 2001. The decline was attributable primarily to reductions in incentive compensation and staff related expenses resulting from cost management efforts, including a decrease in the Company’s headcount, to bring costs more in line with revenue levels in the business.

Research and Product Support

     Research and product support expenses were $37 million in 2001, a decrease of $10 million compared with 2000. The decrease was primarily driven by the completion, in fiscal year 2000, of the Company’s next generation customer care and billing software system, Tapestry®.

Depreciation and Amortization

     Depreciation and amortization expenses were $46 million in 2001, an increase of $11 million compared with 2000. The increase resulted in large part from the inclusion in 2001 of a full year of amortization expense for the Company’s customer care and billing software system, Tapestry®. Amortization expense was recorded for only part of the year in 2000. In addition, 2001 included a full year of amortization expense for goodwill related to Synergy Consulting, Inc. (“Synergy”), an acquisition that was completed during the second half of 2000. Given the required adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) amortization of goodwill will cease January 1, 2002. While the full impact of SFAS 142 on AMS’s financial position and results of operations will not be known until the Company completes its impairment testing, it is expected to result in a decline in the quarterly amortization of goodwill by $0.5 million per quarter in 2002 relative to 2001.

Restructuring Charge

     In February 2001, the Company announced a formal restructuring plan to reduce costs, consolidate operating activities and streamline internal operations by moving to a shared services model. The 2001 restructuring charge of $62 million includes $38 million for severance of staff, $20 million for consolidation of facilities and $4 million related to the write-off of software that no longer fits into the Company’s strategy, and other related restructuring costs.

Special Charge

     The 2001 special charge of $34 million relates to the write-off of software assets that are no longer expected to provide future value, reserves in connection with certain client engagements and a $19 million write-down associated with the customer care and billing software system, Tapestry®. The Tapestry® write-down was based on a significant decline in spending in the New Media and Communications Firms target market, a review that indicated the asset’s net realizable value was less than its unamortized capitalized costs.

Contract Litigation Settlements

     Contract litigation settlements (income) expense was $(41) million in 2001 compared to $35 million in 2000. The charge of $35 million recorded in 2000 was related to the Company’s settlement of a lawsuit filed by the State of Mississippi. The income of $(41) million, net of costs, recorded in 2001, resulted from the Company’s resolution of its dispute with National Union Fire Insurance Company described in Item 3 of this Form 10-K.

Interest Expense

     Interest expense (net of interest income) was $5 million in 2001 compared to $3 million in 2000. Interest expense increased from 2000 to 2001 due to increased average debt and higher credit facility fees despite lower average interest rates. In addition, the Company accelerated the payment of its term notes and made corresponding accelerated interest payments that were based on the present value of the remaining interest expense. As of the end of 2001, the Company had no outstanding borrowings.

Other Income/Expense

     Other income was $3 million in 2001 compared to $5 million in 2000. Approximately $4 million of other income recorded in 2000 related to expenses recovered as a result of the finalization of a contract settlement with a former client, Bezeq. For additional information see Note 12 to the consolidated financial statements. Gains on life insurance policies of $1 million were included in other income in 2001.

Loss on Equity Investments

     In late 1998, Competix was established as a joint venture between AMS and the Bank of Montreal to provide online loan application processing services to small and mid-sized financial institutions. The Company’s share of Competix’s losses was $3 million in 2001 compared to $6 million in 2000. In 2000, the Company’s loss of $6 million was partially offset by a $4 million gain on the sale of a portion of its investment. At year-end 2001, the Company has no remaining basis in the Competix venture.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenue

     Revenue for 2000 was $1,279 million, an increase of $39 million, or 3%, compared with 1999. Revenue from U.S. clients increased $69 million, or 7%, while revenue from international clients decreased $30 million or 13%. The decline in revenue from international clients was largely due to lower than expected growth in the New Media and Communications Firms target market as a result of significant consolidations in the industry and larger than anticipated decreases in client spending. Business with international clients accounted for 15% and 18% of the Company’s total revenue in 2000 and 1999, respectively.

     The Federal Government Agencies target market achieved revenues of $353 million in 2000, an increase of 18% over 1999, largely due to the continued expansion and extension of contracted work with the Department of Defense for the Company’s Standard Procurement System. The Financial Services Institutions target market achieved revenues of $214 million in 2000, an increase of 10% over 1999, primarily due to increased business with new clients as the market rebounded from consolidations in the industry and Y2K lockdowns. The Other Corporate Clients target market achieved revenues of $67 million in 2000, an increase of 8% over 1999, due to continued growth attributable to clients in the utilities and healthcare markets.

     The New Media and Communications Firms target market realized revenues of $317 million in 2000, a decrease of 6% over 1999, primarily due to significant consolidations in the industry and larger than anticipated decreases in client spending. The State and Local Governments and Education target market realized revenues of $328 million in 2000, a decrease of 5% from 1999 due to the completion of several large engagements and slower project starts given a prolonged procurement cycle.

Operating Expenses

     Total operating expenses before contract litigation settlements for 2000 were $1,169 million, an increase of $47 million, or 4%, compared with 1999. As a percentage of revenue, operating expenses before contract litigation settlements increased from 90% in 1999 to 91% in 2000.

Client Project

     Client project expenses were $677 million in 2000, an increase of $23 million, or 3%, from 1999. As a percentage of revenue, client project expenses were 53% in both 2000 and 1999.

Selling, General and Administrative

     SG&A expenses were $411 million in 2000, an increase of $25 million, or 7% compared with 1999. As a percentage of revenue, SG&A increased from 30% in 1999 to 31% in 2000. The increase in 2000 was primarily due to the Company’s employees devoting a larger amount of their time to business development and marketing activities due to longer than expected slowdowns related to Y2K.

Research and Product Support

     Research and product support expenses were $47 million in 2000, a decrease of $3 million compared with 1999. The decrease was due to a different mix of software development efforts that were underway in 2000 verses 1999. No one single development effort accounted for the decline.

Depreciation and Amortization

     Depreciation and amortization expenses were $35 million in 2000, an increase of $1 million from 1999.

Contract Litigation Settlements

     Contract litigation settlements expenses were $35 million in 2000 and $20 million in 1999. The charge of $35 million recorded in 2000 was related to the Company’s settlement of a lawsuit filed by the State of Mississippi. In 1999, the Israeli telephone company, Bezeq, filed suit against a subsidiary of the Company. In connection with that litigation, the Company recorded $20 million in 1999 to increase its reserve for potential losses related to this contract. In 2000, the Company’s subsidiary and Bezeq entered into a settlement agreement. The settlement amount did not exceed the $27 million reserved for potential losses under the contract.

Interest Expense

     Interest expense (net of interest income) was $3 million in 2000 compared to $0 in 1999. Interest expense increased from 1999 to 2000 primarily due to increased average debt resulting from the Company’s settlement with the State of Mississippi, the acquisition of Synergy, other investments in strategic alliances, and increased average interest rates.

Other Income/Expense

     Other income was $5 million in 2000 compared to $3 million in 1999. Approximately $4 million of other income recorded in 2000 related to expenses recovered as a result of the finalization of the contract settlement with Bezeq. For additional information, see Note 12 to the consolidated financial statements. Gains on life insurance policies of $1 million were included in other income in 1999.

Loss on Equity Investments

     In late 1998, Competix was established as a joint venture between AMS and the Bank of Montreal to provide online loan application processing services to small and mid-sized financial institutions. The Company’s share of Competix’s losses was $6 million in 2000 compared to $4 million in 1999. In 2000, the Company’s loss of $6 million was partially offset by a $4 million gain on the sale of a portion of its investment.

Liquidity and Capital Resources

     The Company provides for its operating cash requirements primarily through funds generated from operations. The Company has a loan agreement with a group of lenders, including Bank of America, as Administrative Agent, and Wachovia Bank, as Documentation Agent, that provides a multi-currency revolving credit facility not to exceed $120 million, under which there were no borrowings outstanding at December 31, 2001. This credit facility is available for general corporate purposes, including working capital borrowings, capital investments and other obligations.

     The credit facility includes covenants relating to the maintenance of certain financial ratios and may impose restrictions on the Company’s ability to pay dividends. Effective March 21, 2001 and September 28, 2001, the borrowing agreement was amended to exclude certain restructuring and special charges from the calculation of the fixed charge coverage ratio. The minimum requirements for this ratio were decreased for the quarters ending December 31, 2001, March 31, 2002 and June 30, 2002. Effective December 30, 2001, the borrowing agreement was further amended to exclude certain restructuring and special charges from the calculation of the fixed charge coverage ratio and the total debt to earnings before income taxes, depreciation and amortization (EBITDA) ratio. The revolving credit facility expires on January 9, 2003.

     During 2001, the Company repaid in full its term loan agreements with both Bank of America and Wachovia Bank, leaving no term loan balances outstanding at December 31, 2001.

     The Company’s cash and cash equivalents were $53 million at December 31, 2001 compared with $43 million at December 31, 2000, an increase of $10 million or 23%. The increase in cash and cash equivalents was due to $112 million in cash provided by operating activities offset by $50 million in cash used in investing activities, $49 million in cash used in financing activities and $3 million related to the negative effect of exchange rate changes.

     Cash provided by operating activities was primarily due to income from operations adjusted for depreciation, amortization, and non-cash restructuring charges and special charge asset write-offs. Income from operations includes cash received in the amount of $41 million, net of costs, in connection with the contract litigation settlement with National Union Fire Insurance Company. This cash receipt activity was offset by approximately $34 million of cash paid related to the Company’s restructuring charges.

     Cash used in investing activities during 2001 was $50 million, which predominantly represents investments in the purchase and development of computer software. Investments were also made to expand the Company’s strategic alliances in the financial services market.

     Cash used in financing activities during 2001 was $49 million. The Company made payments (net of borrowings) of $35 million on the line of credit as well as payments of $17 million to repay the balance of the Company’s outstanding term notes payable. The Company also received proceeds of approximately $2 million during the period from the exercise of stock options. The Company made no material repurchases of common stock during 2001.

     The Company enters into large, long-term contracts and, as a result, periodically maintains individually significant receivable balances with certain major clients. At December 31, 2001, the Company had approximately $40 million in accounts receivable, classified as a long-term contract receivable in other assets, under a predominantly cost-plus incentive fee contract with the Thrift Board. See Item 2, Legal Proceedings for a discussion of pending litigation involving the Thrift Board. The Company also had approximately $26 million in accounts receivable under a benefits-funded contract with the Virginia Department of Revenue, of which $4 million was classified as a long-term contract receivable in other assets. No other single customer represents greater than 10% of outstanding receivables.

     As discussed previously in the Company’s Form 10-K filed March 30, 2001, the Company recorded a charge of $35 million to pre-tax earnings in the second half of 2000 due to the settlement of a lawsuit filed by the State of Mississippi and the payment of related expenses. The Company made final payments in the first quarter of 2001 reducing the remaining liability to zero. The Company has no remaining payments associated with this provision. Approximately $12 million of the $35 million paid, as well as amounts paid by the Company’s insurers, was used to purchase guaranteed funding contracts in the names of the State agencies which are to receive the settlement payments. In the remote event that the insurance companies from which the Company purchased the guaranteed funding contracts are unable to make the settlement payments, the Company remains contingently liable.

Significant Accounting Policies

     The Notes to the Consolidated Financial Statements contain a summary of the Company’s significant accounting policies, including a discussion of recently-issued accounting pronouncements. Certain of those policies, including, but not limited to revenue recognition and software development costs, and the related net realizable value analyses, are considered important to the portrayal of the Company’s financial condition because they require management to make complex or subjective judgements, some of which relate to matters that are inherently uncertain. Actual results may differ from these judgements under different assumptions or conditions. Additional information regarding the Company’s accounting policies is included in Note 1 to the consolidated financial statements.

Factors that May Affect Future Results

     While AMS’s management is optimistic about the Company’s long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its outlook.

     Over the next several years, the Company expects to experience growth in revenues which should enable the Company to improve its profit margins, which have been reduced from time to time as a result of various factors including restructuring, special, and litigation settlement charges. Revenues and profit margins also may be reduced from time to time as a result of events beyond the Company’s control, such as adverse changes in general economic conditions in the U.S. and internationally and disruptions in commercial activities occasioned by actual or threatened terrorist activity and armed conflict.

Project Delivery and Staffing

     The Company faces continuing risks in the area of project delivery and staffing. AMS strives to be a firm that delivers on time and in accordance with specifications regardless of the complexity of the application and the technology. The Company’s customers often have a great deal at stake in being able to meet market and regulatory demands, and demand very ambitious delivery requirements. In order to meet its contractual commitments, AMS must continue to successfully recruit, train, and assimilate entry-level and experienced employees annually. AMS must also continue to provide experienced senior managers on its engagements, especially for large, complex projects. Moreover, this staff must be re-deployed on projects globally. Staffing projects in certain less industrialized countries can pose special risks and challenges.

Project Management

     There is also the risk of failing to successfully manage large projects and the risk that the unanticipated delay, suspension, re-negotiation or cancellation of a large project could have an adverse effect on operating results. Any such development in a project could result in a decline in revenues or profits, the need to relocate staff, a lawsuit or other dispute with a client regarding money owed, or damages incurred as a result of alleged non-performance by AMS and a diminution of AMS’s reputation. Changing client requirements, such as scope changes and process issues, and delays in client acceptance of interim project deliverables, are other examples of risks of non-performance, especially in large complex projects. All of these risks are magnified in the largest projects and target markets simply because of their size. The Company’s business is characterized by large contracts producing high percentages of the Company’s revenues. For example, approximately 50% of the Company’s total revenues in 2001 were derived from business with 25 individual clients.

Benefits-Funded Contracts

     There is also the risk of revenues not being realized in the amounts or at the times expected, as is the case, for example, with certain contracts in the State and Local Governments and Education target market. On certain large contracts, the Company’s fees are paid out of the benefits (for example, increased revenues from tax collections) that the client achieves. The Company defers recognition of such revenues until management can predict, with reasonable certainty, that the benefit stream will generate amounts sufficient to fund the contract. From that point forward revenues are recognized on a percentage-of-completion basis. As the number of such contracts, and the Company’s experience with predicting the timing and certainty of such revenues, have increased over time, revenues on all of the current multi-year benefits-funded contracts are being recognized on a percentage-of-completion basis. The Company faces the risk that clients may not achieve the amount of benefits anticipated. Factors beyond the Company’s control, such as economic downturns, tax base erosion, and state budget cutbacks that result in fewer state resources being available to generate benefits, may result in revenues not being realized at the times or in the amounts expected.

Competition

     The Company also faces the risk of increased competition in the markets in which it operates. In addition to any risk that the Company’s competitors may create, some of the Company’s current or prospective clients may decide to perform projects with their in-house staff that the Company might otherwise have undertaken. The Company also faces the risk of shrinking markets resulting from mergers and other consolidations of clients or prospective clients. Increased competition from industry rivals, as well as decisions by clients to outsource fewer projects or to consolidate with others in the Company’s target markets, could have a negative effect on pricing, revenues and margins. The Company also faces the risk of reduced demand for consulting and system integration services if the market moves toward additional business process outsourcing and application outsourcing. A failure by the Company to respond quickly to market changes could have a negative effect on revenues and margins.

Other Risks

     Events such as declines in revenues or profits, downturns in the industry in which the Company operates and downturns in the stock markets generally could result in immediate fluctuations in the trading price and volume of the Company’s stock. In addition, the Company is subject to risks associated with its international operations. Contracts being performed in non-Western countries can have higher delivery risks for a variety of reasons. Because the Company operates in a rapidly changing and highly competitive market, additional risks not discussed in this Form 10-K may emerge from time to time. The Company cannot predict such risks or assess the effect, if any, that such risks may have on its business. Consequently, the Company’s various forward-looking statements, made, or to be made, should not be relied upon as a prediction of actual results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Approximately 16% of the Company’s total revenues in 2001, 15% in 2000, and 18% in 1999 were derived from international clients. The Company’s practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. In a further effort to mitigate foreign currency exchange risk, the Company has established a notional cash pool with a European bank. This arrangement allows the Company to better utilize its cash resources among its subsidiaries, thereby mitigating foreign currency conversion risks. The Company also actively manages the excess cash balances in the cash pool, which tends to increase net interest income. In the past, the Company had employed limited hedging of inter-company transactions through derivative instruments (foreign currency swap contracts); however, as of December 31, 2001, the Company had no such outstanding derivative contracts.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
American Management Systems, Incorporated
Fairfax, Virginia

We have audited the accompanying consolidated balance sheets of American Management Systems, Incorporated and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Management Systems, Incorporated and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

McLean, Virginia
February 20, 2002

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

American Management Systems, Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31
(In millions, except per share data)	2001	2000	1999

REVENUES	$1,183.3	$1,279.3	$1,240.3

EXPENSES:
Client Project	660.9	676.5	653.8
Selling, General and Administrative	352.4	411.0	385.7
Research and Product Support	37.3	46.8	49.5
Depreciation and Amortization	46.1	34.8	33.4

	1,096.7	1,169.1	1,122.4
Restructuring Charge	62.0	—	—
Special Charge	33.8	—	—
Contract Litigation Settlements (Income) Expense	(41.0)	35.2	20.0

INCOME FROM OPERATIONS	31.8	75.0	97.9

OTHER (INCOME) EXPENSE, NET:
Interest Expense	4.7	3.4	—
Other Income	(2.8)	(5.0)	(2.8)
Loss on Equity Investments	3.0	2.4	4.3

	4.9	0.8	1.5
INCOME BEFORE INCOME TAXES	26.9	74.2	96.4

INCOME TAXES	11.0	30.4	39.5

NET INCOME	$15.9	$43.8	$56.9

WEIGHTED AVERAGE SHARES OUTSTANDING	41.6	41.5	41.9

BASIC EARNINGS PER SHARE	$0.38	$1.06	$1.36

WEIGHTED AVERAGE SHARES AND EQUIVALENTS	42.0	41.9	42.6

DILUTED EARNINGS PER SHARE	$0.38	$1.05	$1.34

See Accompanying Notes to Consolidated Financial Statements.

American Management Systems, Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31 (In millions)	2001	2000

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$53.3	$43.2
Accounts Receivable	246.4	311.2
Prepaid Expenses and Other Current Assets	31.4	22.9

Total Current Assets	331.1	377.3

FIXED ASSETS:
Equipment	27.7	49.4
Furniture and Fixtures	24.0	26.8
Leasehold Improvements	26.0	24.0

	77.7	100.2
Accumulated Depreciation and Amortization	(46.7)	(65.2)

Total Fixed Assets	31.0	35.0

OTHER ASSETS:
Purchased and Developed Computer Software (Net of Accumulated Amortization of $101.9 and $97.5)	119.6	141.9
Intangibles (Net of Accumulated Amortization of $8.9 and $6.6)	24.3	25.4
Cash Value of Life Insurance	36.4	32.6
Other Assets	57.8	33.7

Total Other Assets	238.1	233.6

TOTAL ASSETS	$600.2	$645.9

(continued)

See Accompanying Notes to Consolidated Financial Statements.

American Management Systems, Incorporated and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31 (In millions, except share data)	2001	2000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes Payable and Line of Credit	$—	$41.1
Accounts Payable	12.1	15.1
Accrued Compensation and Related Items	50.5	74.3
Deferred Revenues	32.9	43.0
Accrued Liabilities	21.8	13.8
Accrued Restructuring Charge	15.7	—
Income Taxes Payable	14.2	7.5
Deferred Income Taxes	2.0	7.1

Total Current Liabilities	149.2	201.9

NONCURRENT LIABILITIES:
Notes Payable	—	10.3
Deferred Compensation	38.2	35.3
Deferred Income Taxes	27.5	38.0
Accrued Restructuring Charge	8.8	—

Total Noncurrent Liabilities	74.5	83.6

TOTAL LIABILITIES	223.7	285.5

COMMITMENTS AND CONTINGENCIES — See Note 12

STOCKHOLDERS’ EQUITY:
Preferred Stock ($0.10 Par Value; 4,000,000 Shares Authorized, None Issued or Outstanding)	—	—
Common Stock ($0.01 Par Value; 200,000,000 Shares Authorized, 51,057,214 and 51,057,214 Issued and 41,697,554 and 41,527,563 Outstanding)	0.5	0.5
Capital in Excess of Par Value	90.8	91.6
Unearned Compensation	(4.5)	(5.3)
Retained Earnings	356.9	341.0
Accumulated Other Comprehensive Loss	(22.3)	(18.0)
Treasury Stock, at Cost (9,359,660 and 9,529,651 Shares)	(44.9)	(49.4)

Total Stockholders’ Equity	376.5	360.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$600.2	$645.9

See Accompanying Notes to Consolidated Financial Statements.

American Management Systems, Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2001, 2000, 1999 (In millions)

	Common	Common	Capital in					Total
	Stock Shares	Stock (Par	Excess of	Unearned	Retained	Accumulated Other	Treasury	Stockholders'
	Outstanding	Value $0.01)	Par Value	Compensation	Earnings	Comprehensive Loss	Stock	Equity

Balance at January 1, 1999	42.0	$0.5	$96.7	$—	$240.3	$(6.3)	$(39.3)	$291.9

Exercise of Common Stock Options	0.7		(12.3)				21.4	9.1
Tax Benefit Related to Exercise of Common Stock Options			5.1					5.1
Currency Translation Adjustment						(5.9)		(5.9)
Common Stock Repurchased	(1.9)						(52.9)	(52.9)
Restricted Stock Award	0.2						5.3	5.3
Net Income					56.9			56.9

Balance at December 31, 1999	41.0	0.5	89.5	—	297.2	(12.2)	(65.5)	309.5

Exercise of Common Stock Options	0.6		(7.2)				16.9	9.7
Tax Benefit Related to Exercise of Common Stock Options			2.5					2.5
Currency Translation Adjustment						(5.8)		(5.8)
Unearned Compensation on								—
Restricted Stock			6.8	(6.8)
Amortization and Forfeitures of Unearned Compensation				1.5				1.5
Common Stock Repurchased	(0.2)						(4.5)	(4.5)
Restricted Stock Award	0.1						3.7	3.7
Net Income					43.8			43.8

Balance at December 31, 2000	41.5	0.5	91.6	(5.3)	341.0	(18.0)	(49.4)	360.4

Exercise of Common Stock Options	0.2		(2.4)				4.5	2.1
Tax Benefit Related to Exercise of Common Stock Options			0.1					0.1
Currency Translation Adjustment						(4.3)		(4.3)
Unearned Compensation on Restricted Stock			2.7	(2.7)				—
Amortization and Forfeitures of Unearned Compensation			(1.2)	3.5				2.3
Net Income					15.9			15.9

Balance at December 31, 2001	41.7	$0.5	$90.8	$(4.5)	$356.9	$(22.3)	$(44.9)	$376.5

See Accompanying Notes to Consolidated Financial Statements.

American Management Systems, Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (In millions)	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15.9	$43.8	$56.9
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	8.7	9.3	12.5
Amortization	37.4	25.4	20.9
Stock Compensation Expense	2.4	1.5	—
Loss on Equity Investments	3.0	5.9	4.3
Deferred Income Taxes	(15.6)	23.1	(4.0)
Increase in Cash Surrender Value of Company-Owned Life Insurance	(0.4)	(0.9)	(4.3)
Provision for Doubtful Accounts	7.7	6.7	6.2
Loss on Disposal of Assets	0.6	—	5.6
Restructuring and Special Charge Asset Write-Offs	30.0	—	—
Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	19.3	(36.4)	(34.1)
Increase in Prepaid Expenses and Other Current Assets	(9.2)	(9.8)	(4.4)
Decrease (Increase) in Other Assets	5.5	(19.6)	0.3
Increase (Decrease) in Accounts Payable and Other Accrued Liabilities	5.3	(35.7)	31.2
(Decrease) Increase in Deferred Revenue	(10.0)	(5.1)	10.3
Increase in Accrued Restructuring Charge	24.5	—	—
Increase (Decrease) in Income Taxes Payable	7.1	0.5	(2.1)
(Decrease) Increase in Accrued Compensation and Related Items	(20.1)	(6.5)	13.4

Net Cash Provided by Operating Activities	112.1	2.2	112.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(7.4)	(13.0)	(5.1)
Purchase and Development of Computer Software	(30.2)	(51.6)	(53.3)
Other Investments and Intangibles	(12.4)	(36.5)	(12.3)

Net Cash Used in Investing Activities	(50.0)	(101.1)	(70.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Borrowings	41.0	88.0	—
Payments on Borrowings	(92.5)	(59.1)	(5.4)
Proceeds from Exercise of Common Stock Options	2.2	12.3	14.2
Payments to Acquire Treasury Stock	—	(4.5)	(52.9)

Net Cash (Used in) Provided by Financing Activities	(49.3)	36.7	(44.1)

Effect of Exchange Rate Changes on Cash	(2.7)	(5.9)	(5.9)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10.1	(68.1)	(8.0)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43.2	111.3	119.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53.3	$43.2	$111.3

NON-CASH OPERATING AND FINANCING ACTIVITIES:
Treasury Stock Utilized to Satisfy Accrued Incentive Compensation Liabilities	$—	$3.6	$5.2
Treasury Stock Utilized to Satisfy Stock Options Exercised	$2.4	$7.2	$12.3

See Accompanying Notes to Consolidated Financial Statements.

American Management Systems, Incorporated and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31 (In millions)	2001	2000	1999

NET INCOME	$15.9	$43.8	$56.9

OTHER COMPREHENSIVE LOSS:
Currency Translation Adjustment	(4.3)	(5.8)	(5.9)

COMPREHENSIVE INCOME	$11.6	$38.0	$51.0

See Accompanying Notes to Consolidated Financial Statements.

American Management Systems, Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     AMS is an international, information-technology consulting firm that leverages cross-industry expertise to manage mission-critical information technology, e-business, and systems integration projects. AMS helps clients create value by improving operational efficiencies, enhancing customer or citizen service, and increasing revenues. Founded in 1970, AMS is headquartered in Fairfax, Virginia with approximately 7,000 employees and 49 other offices worldwide. European headquarters are in The Hague, The Netherlands, and AMS has staff and offices in 11 other European countries.

A.     Principles of Consolidation

     The consolidated financial statements include the accounts of American Management Systems, Incorporated and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. The Company’s investments in companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for under the equity method, with the remaining investments carried at cost.

B.     Revenue Recognition

     Revenues on fixed-price contracts are recognized using the percentage-of-completion method based upon the percentage of costs incurred to date in relation to total estimated costs. Revenues on cost-reimbursable contracts are recognized to the extent of costs incurred plus a proportionate amount of the fee earned. Revenues on time-and-materials contracts are recognized to the extent of billable rates times hours delivered plus expenses incurred. Software license fee revenues are recorded on a percentage-of-completion basis along with services provided on contracts when the software requires significant production, modification or customization to be useable in the client’s environment. When there is no significant production, modification or customization of software required, software license fees are recorded when a non-cancelable license agreement is in force, the product has been shipped, the license fee is fixed or determinable, and collection is deemed probable. Maintenance and support revenues are recognized ratably over the term of the related agreement. On benefits-funded contracts (contracts whereby the amounts due the Company are payable based on actual benefits derived by the client) the Company defers recognition of such revenues until management can predict, with reasonable certainty, that the benefit stream will generate amounts sufficient to fund the contract. From that point forward, revenues are recognized on a percentage-of-completion basis. As the number of such contracts, and the Company’s experience with predicting the timing and certainty of such revenues, have increased over time, revenues on all of the current multi-year benefits-funded contracts are being recognized on a percentage-of-completion basis.

     Losses on contracts, if any, are recognized during the period in which the loss first becomes probable and reasonably estimable. Revenue recognized in excess of billings is recorded as unbilled accounts receivable. Cash collections in excess of revenue recognized are recorded as deferred revenue until the above revenue recognition criteria are met. Reimbursements, including those relating to travel and other out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses are included in client project expense. The costs associated with cost-type federal government contracts are subject to audit by the U.S. Government. In the opinion of management, no significant adjustments or disallowances of costs are anticipated beyond any such amounts provided for in the financial statements.

C.     Software Development Costs

     The Company develops proprietary software products using its own funds, or on a jointly funded basis with other organizations. These software products are then licensed to customers, either as stand-alone applications, or as elements of custom-built systems. AMS expended $55.1 million in 2001, $76.2 million in 2000, and $102.3 million in 1999 for research and development associated with proprietary software. The Company received funds from development partners to defray its expenditures of $2.6 million in 2001, $5.9 million in 2000, and $21.8 million in 1999.

     The Company capitalizes software development costs incurred after technological feasibility has been established. Costs incurred prior to the establishment of technological feasibility are charged to research expense. When the software is ready for general release to customers, capitalization ceases and such costs are amortized on a straight-line basis over the estimated life, which is generally 3 to 5 years. The Company recorded amortization of $30.7 million in 2001, $19.5 million in 2000, and $16.6 million in 1999. Unamortized costs of developed software were $104.5 million, $133.4 million, and $106.7 million at December 31, 2001, 2000, and 1999, respectively.

     The Company regularly evaluates the net realizable value of capitalized software using the estimated, undiscounted, net-cash flows of the underlying products. In 2001, the Company wrote off software assets that were no longer expected to provide future value or fit into its strategy. In addition, the Company wrote down its customer care and billing system, Tapestry®, based on a review that indicated the asset’s net realizable value was less than its carrying costs. These impairment expenses were recorded as restructuring and special charges. See Note 8 for additional information.

D.     Foreign Currency Hedging

     From time to time, the Company has entered into foreign exchange contracts as a hedge against market fluctuations. Hedges are established in order to reduce the risk of market fluctuations associated with changes in exchange rates. Market gains and losses are recognized, and the resulting credits and debits offset foreign exchange gains and losses on those transactions when settled. No foreign exchange contracts were outstanding as of December 31, 2001.

E.     Currency Translation

     For operations outside the United States with functional currencies other than the U.S. dollar, the Company translates income statement amounts at the average monthly exchange rates throughout the year. The Company translates assets and liabilities at exchange rates prevailing as of the balance sheet date. The resulting translation adjustments as well as gains and losses on intercompany transactions that are long-term in nature are included in the accumulated other comprehensive income account in stockholders’ equity.

F.     Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these instruments.

G.     Fixed Assets, Purchased Computer Software Licenses and Intangibles

     Fixed assets and purchased computer software licenses are recorded at cost. Furniture, fixtures, and equipment are depreciated over estimated useful lives ranging from 3 to 10 years. Leasehold improvements are amortized ratably over the lesser of the applicable lease term or the useful life of the improvement. For financial statement purposes, depreciation is computed using the straight-line method. Purchased software licenses are amortized over 2 to 5 years using the straight-line method. Intangibles are generally amortized over 5 to 15 years.

H.     Long-Lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired and expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value.

I.     Income Taxes

     Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates for the year in which the differences are expected to reverse.

     Deferred income taxes are provided for temporary differences in recognizing certain income, expense, and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the methods of accounting for revenue, capitalized software development costs, restricted stock, and the timing of deductibility of certain reserves and accruals for income tax purposes. A valuation allowance is recorded if it is “more likely than not” that some portion or all of a deferred tax asset will not be realized.

J.     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Future actual results could be different due to these estimates. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include: management’s forecasts of contract costs and progress towards completion which are used to determine revenue recognition under the percentage-of-completion method; management’s estimates of allowances for doubtful accounts, tax valuation allowances, net realizable value of purchased and developed computer software and intangible assets; and management’s estimates of restructuring costs.

K.     New Accounting Pronouncements

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

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for reclassifications between intangibles and goodwill, reassessment of the useful lives of existing recognized intangibles, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. While the full impact of SFAS 142 on AMS’s financial position and results of operations will not be known until the Company completes its impairment testing, it is expected to result in a decline in the quarterly amortization expense of goodwill by $0.5 million per quarter during 2002.

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

L.    Reclassifications

     Certain prior year information has been reclassified to conform with the current year presentation.

NOTE 2 — ACCOUNTS RECEIVABLE

December 31 (In millions)	2001	2000

Accounts Receivable Amounts Billed and Billable	$196.8	$228.6
Amounts Not yet Billable	50.0	77.6
Contract Retentions	11.2	13.0

Total	258.0	319.2
Allowance for Doubtful Accounts	(11.6)	(8.0)

Total	$246.4	$311.2

     The Company enters into large, long-term contracts and, as a result, periodically maintains individually significant receivable balances with certain major clients. At December 31, 2001, the ten largest individual receivable balances totaled approximately $104.6 million, a decline of $8.1 million from 2000.

     Management believes that credit risk, with respect to the Company’s receivables, is low due to the creditworthiness of its clients and the diversification of its client base across different industries and geographies. In addition, the Company is further diversified in that it enters into a range of different types of contracts, such as fixed price, cost-plus, time and material, and benefits-funded contracts. The Company may also, from time to time, work as a subcontractor on particular contracts. The Company performs ongoing evaluations of contract performance as well as evaluations of the client’s financial condition.

     NOTE 3 – OTHER ASSETS

December 31 (In millions)	2001	2000

Long-term Contract Receivables	$44.4	$14.4
Other Investments	8.2	7.1
Other Assets	5.2	12.2

Total	$57.8	$33.7

     The Company had approximately $40 million of accounts receivable from the Thrift Board at December 31, 2001 which is classified as long-term contract receivables. See Note 12 Commitments and Contingencies for further discussion of the litigation involving the Thrift Board.

NOTE 4 — NOTES PAYABLE AND LINE OF CREDIT

     Effective January 9, 1998, the Company entered into a syndicated five-year $120 Million Multi-Currency Revolving Credit Agreement with Bank of America and Wachovia Bank as agents. The terms of the 1998 Agreement were amended effective March 16, 1998, March 21, 2001, September 28, 2001 and December 30, 2001 (the “Amended 1998 Agreement”). As of December 31, 2001, the Company has repaid in full all of its term notes and term loans.

     The weighted average outstanding borrowings under all agreements were approximately $56.5 million in 2001, and $53.1 million in 2000 at weighted daily average interest rates of approximately 4.6% in 2001, and 6.7% in 2000. The maximum amount outstanding under all agreements was $89.9 million in 2001 and $106.1 million in 2000. At December 31, 2001 the Company had no borrowings outstanding under its revolving credit facility and no term loans compared to $35.0 million outstanding under its revolving credit facility and $16.4 million outstanding in term loans at December 31, 2000.

     The Company and some of its existing subsidiaries may borrow funds under the Amended 1998 Agreement in the approved currencies, subject to certain minimum amounts per borrowing. Under the March 2001 Amendment, interest on such borrowings generally ranges from LIBOR plus 62.5 basis points to LIBOR plus 77.5 basis points, depending upon the fixed charge coverage ratio. Prior to the March 2001 Amendment, the interest rate generally ranged from LIBOR plus 12.5 basis points to LIBOR plus 45 basis points based on the debt to EBITDA ratio. Based upon such measures, at December 31, 2001, the interest rate that would apply to borrowings under the Amended 1998 Agreement was approximately 2.65%.

     Under the March 2001 Amendment, the Company is required to pay a facility fee ranging from 25 basis points to 35 basis points per annum of the total facility based on the fixed charge coverage ratio. This is an increase from the 12.5 basis points to 20 basis points per annum and was previously based on the debt to EBITDA ratio. Previously, under the Amended 1998 Agreement, if 50% or more of the facility was utilized, an additional usage fee of 12.5 basis points applied. The March 2001 Amendment eliminated the additional usage fee.

     The Amended 1998 Agreement contains certain financial covenants with which the Company must comply. The amendments effective March 21, 2001, September 28, 2001 and December 30, 2001 allow for the exclusion of certain restructuring and special charges from the calculations of the financial covenant ratios. The covenants in the Amended 1998 Agreement include: (i) maintain at the end of each fiscal quarter, for the four quarters ending on such a date, a fixed charge coverage ratio of not less than 2.5 to 1.0 (except for the quarters ended December 31, 2001, March 31, 2002, and June 30, 2002 a fixed charge ratio of not less than 2.375 to 1.0), (ii) maintain total debt to EBITDA ratio of no more than 3.0 to 1.0, (iii) restrictions on using net worth to acquire other companies or transferring assets to a subsidiary, and (iv) restrictions on declaring or paying cash dividends in any one fiscal year in excess of twenty-five percent of its net income for such year. As of December 31, 2001, the Company was in compliance with these covenants.

     The following schedule summarizes the Company’s borrowings as of December 31, 2001 and 2000. As of December 31, 2001 there were no outstanding borrowings.

December 31 (In millions)	2001	2000

Revolving Line-of-Credit	$0.0	$35.0
Term Loans With Interest at 6.88% - 6.938% Principal and Interest Payable Monthly Through January 2004	0.0	16.4

Total	$0.0	$51.4

     Interest paid by the Company totaled $5.1 million in 2001, $4.5 million in 2000, and $2.2 million in 1999.

NOTE 5 — EQUITY SECURITIES

Stock-Based Compensation Plans — Descriptions

     The Company has an equity incentive plan, which as amended (Plan F), provides for the issuance of 5,800,000 shares of the Company’s common stock either as incentive stock options (“ISOs”) or non-qualified stock options (“NSOs”). The maximum lifetime for options range from five to ten years in the case of NSOs and eight to ten years in the case of ISOs. Plan F allows the Compensation Committee to grant stock options to Outside Directors generally on a discretionary basis.

     On December 3, 1999, the Board approved the 1999 Contractor Stock Option Plan, which is not stockholder approved. The purpose of the plan is to offer certain non-employees (“contractors”), who contribute materially to the successful operation of the Company, additional incentive to continue to serve as contractors by increasing their participation in the Company through stock ownership. Under the plan, the Company is authorized to issue up to 20,000 shares of common stock as NSOs that will expire on a date no later than five years from the date of issuance. During 2001, no options were granted under this plan, compared to 1,500 options granted in 2000 with a recorded compensation expense of $23,706.

     On July 27, 2001, the Board adopted the American Management Systems, Incorporated Stock Option Plan for Employees, effective January 1, 2001, that is not stockholder approved. Under the plan, the Company is authorized to issue up to 1,000,000 shares of the Company’s stock as NSOs to employees on a discretionary basis. The maximum life for options is ten years from the date of issuance.

     On December 1, 2001, the Board also approved a new hire grant of 417,000 shares of the Company’s stock as NSOs to the chief executive officer of the Company. These shares have a maximum lifetime of ten years and vest ratably over an eight-year period.

     Under all stock option plans, the exercise price of an ISO or NSO granted is not less than the fair market value of the common stock on the date of grant. Options granted are exercisable immediately, in monthly installments, or at a future date, as determined by the appropriate Board committee or as otherwise specified in the plan.

     The Company has a Restricted Stock and Stock Bonus Plan, that is not a stockholder approved plan, whereby restricted shares may be issued to employees if the Company meets performance objectives. The Board of Directors specifies the total award pool as a fixed dollar amount as set at the beginning of the performance period. The total shares distributed are based upon the number of shares to which the pool converts using the fair market value of the Company’s common stock on the date of award. These shares generally vest over a three-year period. There were no shares issued in 2001 and 2000 and 140,393 issued in 1999, with $0, $3.7 million and $5.3 million of compensation expense recorded for 2001, 2000 and 1999, respectively. In fiscal year 2000, the Board of Directors awarded 415,800 restricted shares with a vesting period of three years as part of an employee retention program. At December 31, 2001, 342,300 shares remain restricted under the terms of the plan. In fiscal year 2001, the Board approved a new hire grant of 177,000 deferred stock units to the chief executive officer of the Company. These shares have a vesting period of four years. Unearned compensation was recorded at the date of the restricted stock, stock bonus awards and new hire grant based upon the market value of the shares. Unearned compensation, which is shown as a separate component of stockholders’ equity, is reduced as compensation expense is recorded and as forfeitures occur. The Company recorded compensation expense of $2.3 million and $1.5 million for the years ended December 31, 2001 and 2000, respectively, resulting in a remaining deferred compensation balance of $4.5 million and $5.3 million at December 31, 2001 and 2000, respectively.

     Stock Option Plans – Share Data

     At December 31, 2001 there were 2,227,923 shares available for grant under all stock option plans. The following table summarizes information with respect to stock options outstanding at December 31, 2001 under all plans.

				Options Exercisable
	Total Options Outstanding at 12/31/2001			at 12/31/2001

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of	Number	Life	Exercise	Number	Exercise
Exercise Prices	of Shares	(Years)	Price	of Shares	Price

$10.33 - $15.30	734,833	8.74	$14.80	235,113	$14.18
16.31 - 16.31	1,059,000	8.78	16.31	—	—
16.44 - 25.53	949,283	5.30	20.11	553,673	19.49
23.69 - 31.82	1,058,188	5.29	28.86	620,870	28.88
31.88 - 38.50	627,341	4.39	33.65	492,795	33.39
39.00 - 39.00	310,000	8.42	39.00	—	—

	4,738,645	6.69	$23.42	1,902,451	$25.50

     Additional information with respect to stock options awarded pursuant to such plans is summarized in the following schedule.

	Number of	Weighted
	Option	Average
	Shares	Exercise Price

Balance Outstanding at December 31, 1998	3,183,686	$18.92

For the Year Ended December 31, 1999:
Options Granted	1,084,684	30.73
Options Canceled	(150,473)	24.06
Options Exercised	(725,322)	12.64

Balance Outstanding at December 31, 1999	3,392,575	23.81

For the Year Ended December 31, 2000:
Options Granted	3,002,008	25.92
Options Canceled	(645,740)	30.51
Options Exercised	(558,527)	17.17

Balance Outstanding at December 31, 2000	5,190,316	24.90

For the Year Ended December 31, 2001:
Options Granted	1,109,607	17.47
Options Canceled	(1,393,686)	25.54
Options Exercised	(167,592)	12.18

Balance Outstanding at December 31, 2001	4,738,645	23.42

Pro-Forma Expense Disclosure

     The Company has elected to continue to account for stock-based compensation using the method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted, for disclosure purposes only, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

     If the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company’s pro-forma net income and earnings per share for fiscal year 2001, 2000 and 1999 would have been decreased to the pro-forma amounts indicated below:

December 31 (In millions, except per share data):	2001	2000	1999

Reported:
Net Income	$15.9	$43.8	$56.9

Basic Net Income per Share	$0.38	$1.06	$1.36

Diluted Net Income per Share	$0.38	$1.05	$1.34

Pro-Forma:
Net Income	$8.8	$36.6	$51.1

Basic Net Income per Share	$0.21	$0.88	$1.22

Diluted Net Income per Share	$0.21	$0.87	$1.20

     The Company has ten-year, eight-year and five-year options. For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Under the Black-Scholes model, the total value of the ten-year options granted in 2001 and 2000 was $10.8 million and $38.9 million, respectively, for which certain options would be amortized on a graded vesting schedule on a pro-forma basis over a seven-year period, and others would be amortized ratably on a pro-forma basis over a ten-year period (which varies between four months and ten years). The weighted average fair value of the ten-year options granted in 2001 and 2000 was $9.74 and $12.97, respectively. In accordance with the amendment to Plan F ratified on May 21, 1999, there were no eight-year or five-year options granted in 2001 or 2000. The total value of the eight-year options granted in 1999 was $0.4 million, which would be amortized on a graded vesting schedule on a pro-forma basis over a seven-year period. The weighted average fair value of the eight-year stock options granted in 1999 was $17.82 . The total value of the five-year stock options granted in 1999 was $8.0 million and is amortized ratably on a pro-forma basis over a five-year period (which varies between four months and five years). The weighted average fair value of the five-year stock options granted in 1999 was $16.00.

     Additionally, the following weighted average assumptions were used for the ten-year, eight-year and five-year stock options granted in 2001, 2000 and 1999, respectively.

	Ten Year			Eight Year			Five Year

December 31	2001	2000	1999	2001	2000	1999	2001	2000	1999

Expected Volatility	57.39%	47.11%	44.44%	—	—	44.99%	—	—	49.92%
Risk-Free Interest Rate	5.02%	6.12%	6.09%	—	—	4.90%	—	—	4.99%
Expected Life	6yrs	5yrs	8yrs	—	—	6yrs	—	—	4yrs
Expected Dividend Yield	0.00%	0.00%	0.00%	—	—	0.00%	—	—	0.00%

     Other Information

     On September 21, 1999, the Company announced that its Board of Directors had authorized the purchase, from time to time, of up to two million shares of its common stock through open market and negotiated purchases. This authorization is in addition to the actions in August 1998 and February 1999, where in both cases the Board of Directors authorized the purchase of one million shares. The Company repurchased no shares in 2001 and approximately 190,000 and 1,900,000 shares of its common stock during 2000 and 1999, respectively, for a total of $57.4 million. In addition, the Company has been funding stock option exercises and restricted stock grants through the reissuance of previously acquired treasury shares.

NOTE 6    —    EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include the potentially dilutive effect of outstanding options and restricted stock.

     The computations for basic and dilutive earnings per share (“EPS”) are as follows:

Year Ended December 31 (In millions except per share data)	2001	2000	1999

Basic EPS Net Income (Numerator)	$15.9	$43.8	$56.9
Weighted Average Shares Outstanding (Denominator)	41.6	41.5	41.9

Basic EPS	$0.38	$1.06	$1.36

Diluted EPS Net Income (Numerator)	$15.9	$43.8	$56.9
Weighted Average Shares and Equivalents:
Weighted Average Shares Outstanding	41.6	41.5	41.9
Effect of Other Dilutive Securities:
Options	0.2	0.4	0.7
Nonvested Restricted Stock	0.2	—	—

Total Weighted Average Shares and Equivalents (Denominator)	42.0	41.9	42.6

Diluted EPS	$0.38	$1.05	$1.34

NOTE 7 — INCOME TAXES

Year Ended December 31 (In millions)	2001	2000	1999

Income before income taxes for the year ended
December 31 was derived in the following jurisdictions
U.S.	$19.3	$57.9	$59.7
International	7.6	16.3	36.7

	$26.9	$74.2	$96.4

The provision for income taxes is comprised of the following:
Current:
U.S. Federal	$19.1	$(1.0)	$21.7
U.S. State	3.5	(0.2)	5.1
International	4.0	8.5	16.7
Deferred:
U.S. Federal	(13.6)	21.5	(1.7)
U.S. State	(1.1)	4.0	(0.2)
International	(0.9)	(2.4)	(2.1)

Income Taxes	$11.0	$30.4	$39.5

The differences between the U.S. federal statutory income tax as measured based on pre-tax income and the Company’s effective rate are:
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.5	1.4	4.1
Change in valuation allowance	(1.8)	(0.4)	(0.2)
Research tax credits	(4.4)	(0.5)	(1.5)
Meals and entertainment	2.4	3.3	2.7
Goodwill and other non-deductibles	3.6	1.4	0.8
Impact of international jurisdictions	(0.7)	2.0	2.4
Other	3.4	(1.2)	(2.3)

Effective Rate	41.0%	41.0%	41.0%

Year Ended December 31 (In millions)	2001	2000	1999

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:
Deferred Tax Assets:
Accrued Expenses	$9.6	$0.0	$10.3
Employee Related Compensation	25.5	23.9	19.3
Deferred Revenue	0.0	1.6	1.7
Allowance for Doubtful Accounts	6.1	3.3	4.5
Loss and Credit Carry Forwards	3.5	6.7	5.2
Other	7.2	7.5	6.9

Subtotal	51.9	43.0	47.9
Valuation Allowance	(0.1)	(0.6)	(0.9)

Total Deferred Tax Assets	$51.8	$42.4	$47.0

Deferred Tax Liabilities:
Unbilled Receivables	$(23.5)	$(35.1)	$(27.1)
Deferred Revenue	(12.6)	—	—
Capitalized Software	(42.6)	(51.0)	(42.4)
Other	(2.6)	(1.4)	0.5

Total Deferred Tax Liabilities	(81.3)	(87.5)	(69.0)

Net Deferred Tax Liabilities	$(29.5)	$(45.1)	$(22.0)

     Certain of the Company’s subsidiaries have net operating losses totaling $17.8 million. Losses of $11.5 million expire on or before the close of year 2021. Losses of $6.3 million carry forward over an indefinite period. As a result of restrictions on the utilization of certain losses, a valuation allowance has been placed on those losses. The net changes in total valuation allowance for the years ended December 31, 2001, 2000, and 1999 were a decrease of $0.5 million, a decrease of $0.3 million, and a decrease of $0.2 million, respectively. The Company also has tax credits of $0.3 million that expire between 2006 and 2012.

     The Company has not provided for U.S. federal income and foreign withholding taxes on $6.9 million of international subsidiaries’ undistributed earnings as of December 31, 2001, because such earnings are intended to be reinvested indefinitely. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings. If these earnings were distributed, foreign tax credits would become available under current law to reduce or eliminate the resulting U.S. income tax liability.

     The Company paid income taxes of approximately $24.7 million, $13.0 million, and $43.0 million, in 2001, 2000, and 1999, respectively.

NOTE 8 – RESTRUCTURING & SPECIAL CHARGE

     In February 2001, the Company announced a formal plan for restructuring in order to consolidate operating activities, streamline internal operations, and realign the Company’s internal operations to a shared services model. This plan was updated throughout fiscal 2001 based upon changing market conditions.

     As part of this restructuring, the Company has recorded charges of $62.0 million for the year ended December 31, 2001, consisting of $37.8 million for severance and severance related outplacement services, $20.5 million for closure and consolidation of facilities and $3.7 million for the write-off of software and other related restructuring costs. As of December 31, 2001, the restructuring plan formally calls for the reduction of 1,705 positions, 1,391 of which are from North American offices and 314 from various offices throughout the rest of the world, primarily Europe. Employees separated and to be separated include individuals at all levels within the Company in both professional service and support functions. As of December 31, 2001, 1,484 of the employees had been terminated and the Company paid approximately $31.5 million in severance and severance-related costs. Of the remaining $24.5 million liability at December 31, 2001, approximately $15.7 million is expected to be paid by December 31, 2002. The remaining $8.8 million non-current liability represents costs to be incurred through 2006 related to facilities that are sub-leased or anticipated to be sub-leased, whereby the Company’s costs exceed sub-tenant rental income.

     Restructuring reserve activities as of and for the year ended December 31, 2001 (In millions) were as follows:

			Software
	Severance & Benefits	Facilities	& Other	Total

Restructuring Charge
First Quarter	$11.3	$1.8	$0.7	$13.8
Second Quarter	6.8	0.4	2.2	9.4
Second Quarter Change in Estimate	—	(0.7)	—	(0.7)
Third Quarter	12.6	0.5	0.5	13.6
Fourth Quarter	7.1	18.5	0.3	25.9

Total Restructuring Charge	37.8	20.5	3.7	62.0
Write-down of Assets to Net RealizableValue	—	(1.0)	(2.2)	(3.2)
Cash payments	(31.5)	(1.7)	(1.1)	(34.3)

Restructuring Liability as of December 31, 2001	$6.3	$17.8	$0.4	$24.5

     During 2001 the Company recorded a special charge in the amount of $33.8 million that related to the write-off of software assets that are no longer expected to provide future value, a $19.2 million write-down associated with the Company’s next generation customer care and billing software system, Tapestry®, and reserves in connection with certain client engagements. At December 31, 2001, $4.0 million was included in other liabilities related to the reserve portion of this charge.

NOTE 9 — DEFERRED COMPENSATION PLANS

     The Company has deferred compensation plans that were implemented in late 1996, and permit eligible employees and directors to defer a specified portion of their compensation. The deferred compensation earns a specified rate of return. As of year end 2001 and 2000, the Company had accrued $38.3 million and $36.4 million, respectively, for its current and noncurrent obligations under these plans. The Company expensed $2.7 million, $2.6 million, and $1.8 million in 2001, 2000 and 1999, respectively, related to the earnings by the deferred compensation plan participants.

     To fund these plans, the Company purchases Company-owned life insurance contracts. Charges to expense associated with these contracts were $2.2 million, $2.6 million, and $2.3 million in 2001, 2000, and 1999, respectively, which were offset by income to adjust the contracts to their cash surrender values of $0.4 million, $0.9 million, and $4.3 million in 2001, 2000, and 1999, respectively. Proceeds from the insurance policies are payable to the Company upon death of the insured. During 2001 and 1999, the Company received proceeds of $1.8 million and $1.2 million, respectively. The proceeds were subsequently reinvested in the existing Company-owned life insurance contracts.

NOTE 10 — EMPLOYEE PENSION PLAN

     The Company has a simplified employee pension plan, which became effective January 1, 1980. This plan is a defined contribution plan whereby the Company makes contributions, which are based on the application of a percentage specified by the Company to the qualified gross wages of eligible employees. Total expense of the plan was $16.8 million in 2001, $16.7 million in 2000, and $14.0 million in 1999.

NOTE 11 — JOINT VENTURE AND ACQUISITION

     In 1998, AMS established a joint venture with Bank of Montreal to provide online loan application and decisioning services to small and mid-size financial institutions via a new limited liability company, Competix L.L.C. In October 1999, Competix converted from a limited liability company to a C-corporation Competix, Inc. (“Competix”) in which the Company currently maintains approximately a 14% interest. Competix is authorized to issue up to 20% of its stock to its employees, issuable upon the exercise of stock options. At such time or times as Competix employees exercise these stock options, AMS’s percent ownership in Competix will be reduced. AMS recorded a gain of $3.5 million during fiscal year 2000 in connection with the sale of a portion of the Company’s then current holdings. This gain was recorded as an offset to “Loss on Equity Investment.” In 2000 and 1999, the Company invested $3.8 million and $1.8 million, respectively, in connection with its interest in Competix. This investment was reduced by $4.2 million and $4.3 million related to the Company’s share of the losses incurred by Competix in 2000 and 1999 respectively. These losses reduced the Company’s investment to zero at December 31, 2000. AMS had a note receivable from Competix of $4.3 million as of December 31, 1999. This balance was reduced by $2.6 million and $1.7 million during 2001 and 2000, respectively by a charge to earnings as a “Loss on Equity Investment” for AMS’s share of Competix’s losses. This served to reduce the balance of this note receivable to zero at December 31, 2001. During 2001, the Company recorded a liability of $0.4 million as a “Loss on Equity Investment” for a required partial repurchase of stock that Competix previously sold to J.P. Morgan.

     In September 2000, AMS acquired Synergy Consulting, Inc. (“Synergy”), a California based provider of systems integration, eBusiness and management consulting services in a purchase business combination for a cash payment of $20.0 million. The Company recorded goodwill associated with the acquisition of approximately $20.0 million, which through December 31, 2001 was being amortized over a 15-year life. As discussed in Note 1, the Company is required to adopt Statement of Financial Accountings Standards Number 142, effective January 1, 2002. Per SFAS 142, AMS will discontinue the amortization of goodwill beginning in January 2002. During 2001, based upon Synergy meeting certain financial and project targets, AMS recorded additional goodwill of $1.25 million. In addition, the Company has a remaining contingent obligation of up to an additional $13.75 million based upon additional targets being met. These payments, if made, will be added to the acquisition price and recorded as additional goodwill. The results of Synergy have been included in the Company’s Statement of Operations since September 1, 2000.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

     Lease Commitments

     The Company has various lease agreements for office space and equipment including computers, copiers, cars, and telephones. These obligations expire at various dates through 2012. Many leases contain renewal options. None of the office space leases contain purchase options; however, many contain escalation clauses based upon increases in the Consumer Price Index, operating expenses, and property taxes. Many of the equipment leases contain purchase options and some contain escalation clauses. No leases contain restrictions on the Company’s activities concerning dividends, additional debt or further leasing. Rent expense consisted of the following:

Year ended December 31 (In millions)	2001	2000	1999

Rent expense	$77.9	$72.9	$60.4
Sublease income	(7.6)	(4.0)	(4.5)

Rent expense, net	$70.3	$68.9	$55.9

     Future minimum rental payments at December 31, 2001, under agreements classified as operating leases with initial or remaining noncancelable terms in excess of one year, are as follows:

(In millions)	Office Space	Equipment	Totals

2002	$44.6	$19.1	$63.7
2003	39.4	8.8	48.2
2004	32.3	3.4	35.7
2005	30.3	0.3	30.6
2006	27.7	—	27.7
Thereafter	84.1	—	84.1

Totals	$258.4*	$31.6	$290.0

*Total not reduced by minimum noncancelable sublease rentals of $9.1 million.

     During 2001, the Company recorded a charge of approximately $11.3 million related to existing operating lease obligations for office space (included in future minimum rental payments above) that the Company is not using. The charge relates to rental obligations, net of estimated subtenant income that extend to 2006. See Note 8 for further details.

     In addition to the above lease obligations, at December 31, 2001, AMS was contingently obligated under operating lease agreements for two companies in which AMS has non-controlling investment interests, Proponix (Canada), Inc. and Proponix (Australia) Pty. Limited, collectively referred to as “Proponix.” These operating leases are being paid for by Proponix; however, AMS is obligated in the event that Proponix defaults. The total remaining commitment under these leases at December 31, 2001 was $6.8 million. Proponix and AMS are in the process of working with the lessors to fully novate these leases to Proponix, thereby removing AMS as an obligor.

     Compensatory and Extended Leave

     AMS does not accrue a liability for compensatory leave for employees exempt from the Fair Labor Standards Act because the rate of usage is not reasonably estimable. The Company also has an extended leave program for certain employees that provides for paid leave of eight weeks after meeting certain eligibility requirements. The leave can be taken only at the discretion of management. Because of the extended period over which the leave accumulates and the highly discretionary nature of the program, the amount of extended leave accumulated at any period end that will ultimately be taken is indeterminable. Consequently, the Company expenses compensatory and extended leave as it is taken.

     Employment Agreements

     The Company has employment agreements with certain of its executive officers that provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances. The Company also has Change of Control agreements with certain of its executive officers and certain management personnel that provide additional rights under certain circumstances after a Change of Control of the Company occurs.

     Litigation

     On July 17, 2001, the Federal Retirement Thrift Investment Board (the “Thrift Board”) gave written notice to AMS stating that the Thrift Board had terminated for default its contract with AMS for development and implementation of an automated record-keeping system for the federal employee Thrift Savings Plan. On the same date, the Thrift Board’s executive director, Roger W. Mehle, purporting to act as “managing fiduciary” of the Thrift Savings Fund, filed a companion lawsuit against AMS relating to AMS’s performance of the contract seeking compensatory damages of $50.0 million and punitive damages of $300.0 million, plus re-procurement costs, costs and expenses of litigation (including reasonable attorneys’ fees) and prejudgment interest.

     AMS moved to dismiss the lawsuit filed by Mr. Mehle. On November 30, 2001, the District Court issued an order granting AMS’s motion to dismiss Mr. Mehle’s lawsuit for lack of jurisdiction. Mr. Mehle has appealed that order. AMS has filed both procedural and dispositive motions with the United States Court of Appeals, that are pending. Those motions are opposed by Mr. Mehle. On January 25, 2002, the U.S. Department of Justice filed a motion on behalf of the U.S. Government to intervene and a motion to dismiss the appeal, which are also pending. Those motions are also opposed by Mr. Mehle. The Court of Appeals has not set a briefing schedule or a date for oral arguments on the merits of the appeal.

     AMS believes that the appropriate forum for resolving its dispute over the Thrift Board contract is in the United States Court of Federal Claims (“CFC”), a court of specialized jurisdiction that ordinarily entertains all disputes relating to U.S. government contracts. To that end, AMS filed a lawsuit in the CFC against the United States, which is the contracting party in the Thrift Board contract, seeking reversal of the Thrift Board’s decision terminating the contract for default and asking the court to convert the termination into a termination for convenience. The U.S. Department of Justice is defending the United States in this action. The United States has moved to dismiss AMS’s complaint on jurisdictional grounds, arguing that jurisdiction in the CFC is inappropriate because the Thrift Board is a non-appropriated fund instrumentality (“NAFI”), asserting it does not use or have access to appropriated government funds to pay its expenses and other obligations. AMS has opposed the motion to dismiss, that is pending. The CFC has not set a briefing schedule or a date for oral arguments on the Government’s motion to dismiss. Management is unable to predict the outcome of the litigation. At December 31, 2001, AMS had approximately $40.4 million of accounts receivable, classified as a long-term contract receivable in other assets, outstanding under this contract.

     As discussed previously in the Company’s periodic reports, the Company recorded a charge of $35.2 million to pre-tax earnings in the second half of 2000 due to the settlement of a lawsuit filed by the State of Mississippi and the payment of related expenses. The Company made final payments in the first quarter of 2001 reducing the remaining liability to zero. The Company has no remaining payments associated with this provision. Approximately $12.3 million of the $35.2 million paid, as well as amounts paid by the Company’s insurers, was used to purchase guaranteed funding contracts in the names of the State agencies that are to receive the settlement payments. In the remote event that the insurance companies from which the Company purchased the guaranteed funding contracts are unable to make the settlement payments, the Company remains contingently liable.

     On October 15, 2001 the Company announced resolution of its dispute with National Union Fire Insurance Company concerning National Union’s coverage of AMS during AMS’s litigation with the State of Mississippi. In the fourth quarter of 2001, the Company received $41.0 million, net of costs, in cash in connection with this settlement, that it recorded as other operating income.

     On September 9, 1999 Bezeq, an Israeli Company, filed suit against a subsidiary of the Company alleging that the subsidiary was in breach of a contract with Bezeq. In the complaint, Bezeq sought damages in the approximate amount of $39.0 million, which amount included amounts secured by bank guarantees made in favor of Bezeq. On January 19, 2000, the Company’s subsidiary filed a counterclaim against Bezeq alleging, among other things, breach of contract and seeking approximately $58.8 million in damages. On September 21, 2000, the Company’s subsidiary and Bezeq entered into a settlement agreement, pursuant to which, among other things, neither party admitted any fault and each party released the other and the other’s affiliates from any claims. The total amount paid by the Company’s subsidiary to Bezeq pursuant to the settlement agreement did not exceed the amount previously reserved for potential losses under the contract. In light of the settlement, the applicable court dismissed both the claim and counterclaim with prejudice on October 24, 2000. The settlement agreement has been performed fully and the mutual releases contained therein are effective. The Company recorded approximately $3.7 million in other income for the year ended December 31, 2000 related to the recovery of certain previously recorded costs associated with this project.

     Other

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

NOTE 13 — SEGMENT REPORTING AND SIGNIFICANT CUSTOMERS

     The Company engages in business activities in one operating segment that provides information technology consulting services to large clients in targeted vertical markets. The chief operating decision-maker is provided information about the revenues generated in key client industries. The resources needed to deliver the Company’s services are not separately reported by industry. The Company markets its services worldwide, and its operations are grouped into two main geographic areas according to the location of the client. The two groupings consist of the United States and International geographic areas. The Company’s long-lived assets are located primarily in the United States. Pertinent financial data is summarized below.

Year Ended December 31 (In millions)	2001	2000	1999

Revenues by Target Market
New Media and Communications Firms	$318.0	$317.4	$337.6
Financial Services Institutions	167.4	213.9	193.9
State and Local Governments and Education	294.1	327.6	346.3
Federal Government Agencies	342.4	353.2	300.3
Other Corporate Clients	61.4	67.2	62.2

Consolidated Total	$1,183.3	$1,279.3	$1,240.3

Revenues by Geographic Area
U.S	$993.7	$1,083.0	$1,013.6
International	189.6	196.3	226.7
Consolidated Total	$1,183.3	$1,279.3	$1,240.3

Percent of International Revenues	16.0%	15.3%	18.3%

     International revenues include export sales to international clients by AMS’s U.S. Companies of $33.5 million in 2001, $17.2 million in 2000, and $34.8 million in 1999.

     Long-lived assets located within the U.S. were approximately $146.3 million, $166.9 million and $135.7 million for fiscal year 2001, 2000 and 1999, respectively. Long-lived assets held outside the U.S. were approximately $ 4.2 million, $10.0 million and $10.2 million for 2001, 2000 and 1999, respectively.

     Total revenues from the U.S. Government were approximately $342.4 million in 2001, $353.2 million in 2000, and $300.3 million in 1999. No other customer accounted for 10% or more of total revenues in 2001, 2000, or 1999.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following summary represents the results of operations for the two years in the period ended December 31, 2001.

	(In millions except share data)
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total

2001:
Revenues	$323.0	$319.0	$281.4	$259.9	$1,183.3
Income Before Income Taxes	$9.3	$7.8	$3.1	$6.6	$26.9
Net Income	$5.5	$4.6	$1.8	$3.9	$15.9
Basic Earnings per Share	$0.13	$0.11	$0.04	$0.09	$0.38
Diluted Earnings per Share	$0.13	$0.11	$0.04	$0.09	$0.38
2000:
Revenues	$311.1	$318.0	$322.8	$327.4	$1,279.3
Income (Loss) Before Income Taxes	$25.9	$27.3	$(7.1)	$28.1	$74.2
Net Income (Loss)	$15.3	$16.1	$(4.2)	$16.6	$43.8
Basic Earnings per Share	$0.37	$0.39	$(0.10)	$0.40	$1.06
Diluted Earnings per Share	$0.36	$0.39	$(0.10)	$0.40	$1.05

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors and executive officers may be found in the sections of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held June 7, 2002 (the “Proxy Statement”) labeled “Election of Directors,” “Information Concerning Nominees for Director,” “Information Concerning Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference. The Proxy Statement will be filed within 120 days after December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     The information in the Proxy Statement set forth in the sections labeled “Executive Compensation,” “Compensation Committee Report of Executive Compensation,” “Shareholder Return Performance Graph,” “Committees and Compensation of the Board of Directors” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information in the Proxy Statement set forth in the section labeled “Principal Stockholders” is incorporated herein by reference.

	(a)	(b)	(c)

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted average	compensation plans
	exercise of	exercise price of	[excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a)]

Plan Category

Equity compensation plans previously approved by stockholders	4,142,145	$24.27	1,387,423

*Equity compensation plans not previously approved by stockholders	596,500	$17.52	840,500

Total	4,738,645	$23.42	2,227,923

Narrative descriptions of plans are contained in Note 5 of the consolidated financial statements in Item 8.

*      The Company has a Restricted Stock Plan that has 342,300 shares awarded (and no additional available for award) which vest over a period of 2 – 3 years. If employees leave the Company prior to vesting, their shares are forfeited. In addition, the Company has awarded a new hire grant of 177,000 deferred stock units to the chief executive officer of the Company that vest over a period of
1 - 4 years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since January 1, 2001, there have been no transactions which would be required to be reported pursuant to this Item.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	FINANCIAL STATEMENTS

                               The consolidated financial statements of American Management Systems, Incorporated and subsidiaries filed are as follows:

Independent Auditors’ Report
Consolidated Statements of Operations for 2001 — 1999
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Changes in Stockholders’ Equity for 2001 – 1999
Consolidated Statements of Cash Flows for 2001 — 1999
Consolidated Statements of Comprehensive Income 2001 — 1999
Notes to Consolidated Financial Statements

2.	FINANCIAL STATEMENT SCHEDULES

     The financial statement schedules of American Management Systems, Incorporated and subsidiaries filed are as follows:

Independent Auditors’ Report on financial statement schedules
Schedule II — Valuation and Qualifying Accounts for 2001 — 1999
All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or the notes thereto

3.	EXHIBITS

      The Exhibits set forth in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

(b)	REPORTS ON FORM 8-K

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th of March, 2002.

American Management Systems, Incorporated

By:	s/Alfred T. Mockett Alfred T. Mockett Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Registrant in the capacities and on the date indicated.

	Signature	Title	Date

(i)	Principal Executive Officer:

	s/ Alfred T. Mockett Alfred T. Mockett	Chairman and Chief Executive Officer	March 26, 2002

(ii)	Principal Financial Officer:

	s/John S. Brittain, Jr. John S. Brittain, Jr.	Executive Vice President and Chief Financial Officer	March 26, 2002

(iii)	Principal Accounting Officer:

	s/Nancy Yurek Nancy Yurek	Vice President and Controller	March 26, 2002

(iv)	Directors:

	s/Daniel J. Altobello Daniel J. Altobello	Director	March 26, 2002

	s/James J. Forese James J. Forese	Director	March 26, 2002

	s/Patrick W. Gross Patrick W. Gross	Director	March 26, 2002

	s/Dorothy Leonard Dorothy Leonard	Director	March 26, 2002

	s/W. Walker Lewis W. Walker Lewis	Director	March 26, 2002

	s/Frederic V. Malek Frederic V. Malek	Director	March 26, 2002

	s/Frank A. Nicolai Frank A. Nicolai	Director	March 26, 2002

	s/Alan G. Spoon Alan G. Spoon	Director	March 26, 2002

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of
American Management Systems, Incorporated
Fairfax, Virginia

     We have audited the consolidated financial statements of American Management Systems, Incorporated and subsidiaries (the Company) as of December 31, 2001 and for each of the three years in the period ended December 31, 2001 and have issued our report thereon dated February 20, 2002 (incorporated by reference in this Annual Report on Form 10-K). Our audit also included the financial statement schedule for each of the three years in the period ended December 31, 2001 listed in Item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

McLean, Virginia
February 20, 2002

SCHEDULE II

American Management Systems, Incorporated and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31 (In millions)	2001	2000	1999

Allowance for Doubtful Accounts
Balance at Beginning of Period	$8.0	$10.8	$9.8
Allowance Accruals	7.7	6.7	6.2
Charges Against Allowance	(4.1)	(9.5)	(5.2)

Balance at End of Period	$11.6	$8.0	$10.8

Deferred Tax Asset Valuation Allowance
Balance at Beginning of Period	$0.6	$0.9	$1.1
Allowance Accruals	0.1	—	—
Charges Against Allowance	(0.6)	(0.3)	(0.2)

Balance at End of Period	$0.1	$0.6	$0.9

Provision for Contract Losses
Balance at Beginning of Period	$0.8	$27.0	$7.3
Allowance Accruals	—	35.2	20.0
Charges Against Allowance	(0.8)	(61.4)	(0.3)

Balance at End of Period	$—	$0.8	$27.0

STOCKHOLDER AND 10-K INFORMATION

     Inquiries should be directed to Ronald L. Schillereff, Executive Vice President, Director of Investor Relations, American Management Systems, Incorporated, 4050 Legato Road, Fairfax, Virginia 22033. Telephone (703) 267-8000. Complimentary copies of the Company’s audited financial statements and its Annual Report on Form 10-K filed with the Securities and Exchange Commission will be provided upon written request.

EXHIBIT INDEX
Exhibit
Number	Description

3.	Articles of Incorporation and By-laws
3.1 Second Restated Certificate of Incorporation of the Company (filed herewith)
3.2 Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed on August 4, 1998)
3.3 By-Laws of the Company, as amended and restated on December 7, 2001 (filed herewith)
3.4 Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.4 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999)
4.	Instruments Defining the Rights of Security Holders
4.1 Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.A of the Company’s quarterly report on Form 10-Q for the Quarter ended June 30, 1998)
4.2 Rights Agreement dated as of July 31, 1998, between the Company and ChaseMellon Shareholder Services L.L.C. as Rights Agent (incorporated herein by reference to Exhibit 1 to the Company’s Form 8-A filed on August 4, 1998, including form of Rights Certificate).
10.	Material Contracts
10.1 1996 Amended Stock Option Plan F as amended (incorporated herein by reference to Exhibit B to the Company’s definitive Proxy Statement filed on April 15, 1999)
10.2 Outside Directors Stock-for-Fees Plan (filed herewith)
10.3 1992 Amended and Restated Stock Option Plan E, as amended (filed herewith)
10.4 Executive Deferred Compensation Plan, as amended September 1, 1997 (incorporated herein by reference to Exhibit 10.4 of the Company’s 1997 Annual Report on Form 10-K)
10.5 Outside Director Deferred Compensation Plan, effective January 1, 1997 (incorporated herein by reference to Exhibit 10.5 of the Company’s 1997 Annual Report on Form 10-K)
10.6 Multi-Currency Revolving Credit Agreement dated as of January 9, 1998 among the Company, certain of the Company’s subsidiaries, the Lenders named therein, and NationsBank N.A. as administrative agent and Wachovia Bank N.A., as documentation agent (incorporated herein by reference to Exhibit 10.6 of the Company’s 1997 Annual Report on Form 10-K)
10.7 Agreement of Lease between Joshua Realty Corporation and the Company, dated August 10, 1992, as amended (incorporated herein by reference to Exhibit 10.7 of the Company’s 1997 Annual Report on Form 10-K)
10.8 Office Lease Agreement between Hyatt Plaza Limited Partnership and the Company, dated August 12, 1993, as amended (incorporated herein by reference to Exhibit 10.8 of the Company’s 1997 Annual Report on Form 10-K)

10.9 Lease Agreement between Fairfax Gilbane, L.P. and the Company, dated February 15, 1994, as amended (incorporated herein by reference to Exhibit 10.9 of the Company’s 1997 Annual Report on Form 10-K).

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

10.12 1999 Contractor Stock Option Plan (incorporated herein by reference to exhibit 10.12 of the Company’s 1999 Annual Report on Form 10-K).

10.13 Departure Agreement, dated as of November 15, 2000, between the Company and Paul A. Brands (incorporated herein by reference to exhibit 10.13 of the Company’s 2000 Annual Report on Form 10-K).

10.14 Second Amendment to Credit Agreement, dated as of March 21, 2001, among the Company, certain of the Company’s subsidiaries, the lenders named therein, Bank of America, N.A. as administrative agent and Wachovia Bank, N.A. as documentation agent (incorporated herein by reference to exhibit 10.14 of the Company’s 2000 Annual Report on Form 10-K).

10.15 Form of Change in Control Executive Retention Agreement for Senior Executives (incorporated by reference to exhibit 10.15 of the Company’s 2000 Annual Report on Form 10-K).

10.16 Form of Employment Agreement for Senior Executives (incorporated by reference to exhibit 10.16 of the Company’s 2000 Annual Report on Form 10-K).

10.17 Third Amendment to Credit Agreement, dated as of September 28, 2001, among the Company, certain of the Company’s subsidiaries, the lenders named therein, Bank of America, N.A., as administrative agent and Wachovia Bank, N.A., as documentation agent (incorporated herein by reference to Exhibit 10.17 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2001).

10.18 Fourth Amendment to Credit Agreement, effective as of December 30, 2001, among the Company, certain of the Company’s subsidiaries, the lenders named therein, Bank of America, N.A., as administrative agent and Wachovia Bank, N.A., as documentation agent (filed herewith).

10.19 Employment Agreement, dated as of December 1, 2001 between the Company and Alfred T. Mockett (filed herewith).

10.20 Amendment to Employment Agreement, dated as of December 1, 2001 between the Company and William M. Purdy (filed herewith).

10.21 Separation Agreement, dated as of February 12, 2002, between the Company and Gregory S. Hero (filed herewith)
10.22 Stock Option Plan for Employees of American Management Systems, Incorporated (filed herewith)
10.23 Employment Agreement, dated as of February 13, 2002, between the Company and Vernon Irvin (filed herewith)
10.24 Employment Agreement, dated as of March 11, 2002, between the Company and John S. Brittain, Jr. (filed herewith)
21.	Subsidiaries of the Company (filed herewith)
23.	Independent Auditors’ Consent (filed herewith)