Form 10-Q
period 2002-03-31
AMERICAN MANAGEMENT SYSTEMS INC
filed 2002-05-15
CIK 310624

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From: _________________ To: _________________

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

YES  X                      NO

As of May 6, 2002, 41,859,814 shares of common stock were outstanding.

Part I FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements and Notes

The information furnished in the accompanying Consolidated Condensed Statements of Operations, Consolidated Condensed Balance Sheets, Consolidated Condensed Statements of Cash Flows, Consolidated Condensed Statements of Comprehensive Income, and Supplemental Consolidated Revenues by Market reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations and financial condition for the interim periods. The accompanying consolidated condensed financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2001, included in the American Management Systems, Incorporated (the “Corporation” or “AMS”) Annual Report on Form 10-K (File No. 000-09233) filed with the Securities and Exchange Commission on March 29, 2002.

American Management Systems, Incorporated and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	For the Three Months
	Ended March 31,

	2002	2001

REVENUES	$251.4	$323.0

EXPENSES:
Client Project	135.8	176.0
Selling, General and Administrative	77.2	99.7
Research and Product Support	10.2	9.0
Depreciation and Amortization	9.5	12.1

	232.7	296.8

Restructuring Charge	–	13.8

INCOME FROM OPERATIONS	18.7	12.4

OTHER (INCOME) EXPENSE, NET:
Interest Expense	0.7	0.5
Other (Income) Expense	(0.2)	1.2
Loss on Equity Investments	–	1.4

	0.5	3.1

INCOME BEFORE INCOME TAXES	18.2	9.3

INCOME TAXES	7.5	3.8

NET INCOME	$10.7	$5.5

WEIGHTED AVERAGE SHARES OUTSTANDING	41.8	41.6

BASIC EARNINGS PER SHARE	$0.26	$0.13

WEIGHTED AVERAGE SHARES AND EQUIVALENTS	42.4	42.0

DILUTED EARNINGS PER SHARE	$0.25	$0.13

See Accompanying Notes to Consolidated Condensed Financial Statements.

American Management Systems, Incorporated and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	March 31, 2002
	(Unaudited)	December 31, 2001

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$48.2	$53.3
Accounts Receivable, Net	218.4	246.4
Prepaid Expenses and Other Current Assets	33.4	31.4

Total Current Assets	300.0	331.1

Property and Equipment (Net of Accumulated Depreciation and Amortization of $48.1 and $46.7)	29.0	31.0
Purchased and Developed Computer Software (Net of Accumulated Amortization of $109.4 and $101.9)	116.7	119.6
Goodwill (Net of Accumulated Amortization of $5.4 and $8.9)	24.3	24.3
Cash Value of Life Insurance	35.4	36.4
Other Assets	66.2	57.8

TOTAL ASSETS	$571.6	$600.2

(continued)

See Accompanying Notes to Consolidated Condensed Financial Statements.

American Management Systems, Incorporated and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)

	March 31, 2002
LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)	December 31, 2001

CURRENT LIABILITIES:
Accounts Payable	$10.7	$12.1
Accrued Compensation and Related Items	39.0	50.5
Deferred Revenues	31.9	32.9
Accrued Liabilities	17.3	21.8
Accrued Restructuring Charge	8.9	15.7
Income Taxes Payable	1.0	14.2
Deferred Income Taxes	5.8	2.0

Total Current Liabilities	114.6	149.2

NONCURRENT LIABILITIES:
Deferred Compensation	32.5	38.2
Deferred Income Taxes	26.4	27.5
Accrued Restructuring Charge	7.9	8.8

Total Noncurrent Liabilities	66.8	74.5

TOTAL LIABILITIES	181.4	223.7

COMMITMENTS & CONTINGENCIES — See Note 4

STOCKHOLDERS’ EQUITY:
Preferred Stock ($0.10 Par Value; 4,000,000 Shares Authorized, None Issued or Outstanding)	–	–
Common Stock ($0.01 Par Value; 200,000,000 Shares Authorized; 51,057,214 Issued and 41,878,151 Outstanding at March 31, 2002 and 51,057,214 Issued and 41,697,554 Outstanding at December 31, 2001)	0.5	0.5
Capital in Excess of Par Value	89.3	90.8
Unearned Compensation	(3.7)	(4.5)
Retained Earnings	367.6	356.9
Accumulated Other Comprehensive Loss	(23.3)	(22.3)
Treasury Stock, at Cost (9,179,063 shares at March 31, 2002 and 9,359,660 shares at December 31, 2001)	(40.2)	(44.9)

Total Stockholders’ Equity	390.2	376.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$571.6	$600.2

See Accompanying Notes to Consolidated Condensed Financial Statements.

American Management Systems, Incorporated and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	For the Three Months
	Ended March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10.7	$5.5
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation	1.9	2.0
Amortization	7.6	10.1
Stock Compensation Expense	0.9	0.6
Loss on Equity Investments	–	1.4
Deferred Income Taxes	2.8	3.0
(Increase) Decrease in Cash Surrender Value of Life Insurance	(0.4)	0.8
Provision for Doubtful Accounts	–	1.3
Loss on Disposal of Assets	0.1	0.4
Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	27.6	(1.9)
Increase in Prepaid Expenses and Other Current Assets	(2.2)	(4.9)
(Increase) Decrease in Other Assets	(3.0)	3.4
Decrease in Accrued Compensation and Related Items	(17.2)	(37.8)
(Decrease) Increase in Accounts Payable and Other Accrued Liabilities	(5.7)	4.4
(Decrease) Increase in Accrued Restructuring Charge	(7.7)	7.8
Decrease in Deferred Revenue	(1.0)	(10.8)
Decrease in Income Taxes Payable	(13.1)	(0.8)

Net Cash Provided by (Used in) Operating Activities	1.3	(15.5)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(0.2)	(2.8)
Purchase and Development of Computer Software	(4.6)	(9.1)
Other Assets	(4.1)	(7.1)

Net Cash Used in Investing Activities	(8.9)	(19.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Borrowings	–	35.0
Payments on Borrowings	–	(24.5)
Proceeds from Common Stock Options Exercised and Employee Stock Purchase Plan	3.4	1.1
Payments to Acquire Treasury Stock	(0.3)	–

Net Cash Provided by Financing Activities	3.1	11.6

Effect of Exchange Rate Changes on Cash	(0.6)	(2.5)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5.1)	(25.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53.3	43.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48.2	$17.8

NON-CASH OPERATING AND FINANCING ACTIVITIES:
Treasury Stock Utilized for Stock Options Exercised and Employee Stock Purchase Plan	$1.6	$0.9

See Accompanying Notes to Consolidated Condensed Financial Statements.

American Management Systems, Incorporated and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In millions)

	For the Three Months
	Ended March 31,

	2002	2001

NET INCOME	$10.7	$5.5

OTHER COMPREHENSIVE LOSS:
Currency Translation Adjustment	(1.0)	(5.0)

COMPREHENSIVE INCOME	$9.7	$0.5

See Accompanying Notes to Consolidated Condensed Financial Statements.

American Management Systems, Incorporated and Subsidiaries
SUPPLEMENTAL CONSOLIDATED REVENUES BY MARKET
Unaudited
(In millions)

	For the Three Months
	Ended March 31,

	2002	2001

New Media and Communications Firms	$53.2	$86.7

Financial Services Institutions	30.8	52.1

State and Local Governments and Education	71.5	77.9

Federal Government Agencies	83.7	90.5

Other Corporate Clients	12.2	15.8

Total Revenues	$251.4	$323.0

See Accompanying Notes to Consolidated Condensed Financial Statements.

American Management Systems, Incorporated and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF OPERATIONS

AMS is an international information-technology consulting firm that leverages cross-industry expertise to manage mission-critical information-technology, e-business, and systems integration projects. AMS helps clients create value by improving operational efficiencies, enhancing customer or citizen service, and increasing revenues. Founded in 1970, AMS is headquartered in Fairfax, Virginia with approximately 7,000 employees and 49 other offices worldwide. European headquarters are in The Hague, The Netherlands, and AMS has staff and offices in 11 other European countries.

The accompanying unaudited interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2001 included in the Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2002. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all normal, recurring adjustments that are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain prior period information has been reclassified to conform with the current period presentation.

NOTE 2 – EARNINGS PER SHARE RECONCILIATION

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include the potentially dilutive effect of outstanding options and restricted stock.

The computations for basic and dilutive EPS are as follows:

Three Months ended March 31 (In millions except per share data)	2002	2001

Basic EPS
Net Income (Numerator)	$10.7	$5.5

Weighted Average Shares Outstanding (Denominator)	41.8	41.6

Basic EPS	$0.26	$0.13

Diluted EPS
Net Income (Numerator)	$10.7	$5.5

Weighted Average Shares and Equivalents:
Weighted Average Shares Outstanding	41.8	41.6
Effect of Other Dilutive Securities:
Options	0.2	0.3
Nonvested Restricted Stock	0.4	0.1

Total Weighted Average Shares and Equivalents (Denominator)	42.4	42.0

Diluted EPS	$0.25	$0.13

NOTE 3 – RESTRUCTURING AND SPECIAL CHARGE

In February 2001, the Corporation announced a formal plan for restructuring in order to consolidate operating activities, streamline internal operations, and realign the Corporation’s internal operations to a shared services model. This plan was updated throughout fiscal 2001 based on changing market conditions.

As part of this restructuring, the Corporation recorded charges of $62.0 million for the year ended December 31, 2001, consisting of $37.8 million for severance and severance related outplacement services, $20.5 million for closure and consolidation of facilities and $3.7 million for the write-off of software and other related restructuring costs. As of December 31, 2001, the restructuring plan formally called for the reduction of 1,705 positions, 1,391 from North American offices and 314 from various offices throughout the rest of the world, primarily Europe. Employees separated and to be separated include individuals at all levels within the Corporation in both professional service and support functions. As of March 31, 2002, 1,664 of the employees had been terminated and the Corporation paid approximately $37.2 million in severance and severance related costs. Of the remaining $16.8 million total restructuring liability at March 31, 2002, approximately $8.9 million is expected to be paid within one year. The remaining $7.9 million noncurrent liability represents costs to be incurred through 2006 related to facilities that are sub-leased or anticipated to be sub-leased at rates below the Corporation’s costs.

Restructuring reserve activities as of and for the quarter ended March 31, 2002 (in millions) were as follows:

	Severance		Software
	& Benefits	Facilities	& Other	Total

Restructuring Liability as of December 31, 2001	$6.3	$17.8	$0.4	$24.5
Write-down of Assets to Net Realizable Value	–	(0.1)	–	(0.1)
Cash Payments	(5.7)	(1.8)	(0.1)	(7.6)

Restructuring Liability as of March 31, 2002	$0.6	$15.9	$0.3	$16.8

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

AMS moved to dismiss the lawsuit filed by Mr. Mehle. On November 30, 2001, the District Court granted AMS’s motion to dismiss Mr. Mehle’s lawsuit for lack of jurisdiction. Mr. Mehle has appealed that order. AMS has filed both procedural and dispositive motions with the United States Court of Appeals that are pending. Those motions are opposed by Mr. Mehle. On January 25, 2002, the U.S. Department of Justice filed a motion on behalf of the U.S. Government to intervene and a motion to dismiss Mr. Mehle’s appeal, which are also pending. Those motions are also opposed by Mr. Mehle. The Court of Appeals has not set a briefing schedule or a date for oral arguments on the merits of the appeal.

AMS believes that the appropriate forum for resolving its dispute over the Thrift Board contract is in the United States Court of Federal Claims (“CFC”), a court of specialized jurisdiction that ordinarily entertains all disputes relating to U.S. Government contracts. To that end, AMS filed suit in the CFC against the United States, which is the contracting party in the Thrift Board contract, seeking reversal of the Thrift Board’s decision terminating the contract for default and asking the court to convert the termination into a termination for convenience. The U.S. Department of Justice is defending the United States in this action. The United States has moved to dismiss AMS’s complaint on jurisdictional grounds, arguing that jurisdiction in the CFC is inappropriate because the Thrift Board is a non-appropriated fund instrumentality (“NAFI”), asserting it does not use or have access to appropriated government funds to pay its expenses and other obligations. AMS has opposed the motion to dismiss, which is pending. The CFC has not set a briefing schedule or a date for oral arguments on the Government’s motion to dismiss. Management is unable to predict the outcome of the litigation. At March 31, 2002, AMS had approximately $40.4 million of accounts receivable, classified as a long-term contract receivable in Other Assets outstanding under this contract.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2001.

Forward-Looking Statements and Factors that May Affect Our Business

We have included in this Quarterly Report on Form 10-Q forward-looking statements relating to our operations that are based on our current expectations, estimates and projections. We use words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Forward-looking statements are based on assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or implied in these forward-looking statements as a result of changes in general economic and political conditions and other factors, including:

•	A significant or prolonged economic downturn in the U.S. or internationally could have a material adverse effect on our operating results.

•	Disruptions in commercial activities occasioned by actual or threatened terrorist activity or armed conflict could have a significant negative effect on our results of operations.

•	Our inability to complete large projects as expected due to unanticipated delays, re-negotiations, cancellation by the customer, and changing customer requirements and project scope could result in a decline in revenues or profits, a diminution of our professional reputation or legal liability.

•	Our inability to successfully recruit, retain and assimilate entry-level and experienced employees could adversely affect our operating results and our ability to effectively compete and grow our business.

•	Our pricing, revenues and margins could be negatively affected if current or prospective clients decide to undertake fewer information-technology systems projects or to consolidate with others in our target markets.

•	We may be unable to realize revenues from benefits-funded contracts in the amounts or at the times expected if our customers are unable to achieve the amount of benefits anticipated due to factors such as economic downturns, tax base erosion or state cutbacks that result in fewer state resources being available to generate profits.

We have no obligation to update publicly or revise any forward-looking statement, whether as a result of new information or otherwise.

Corporation Overview

AMS, an international information-technology consulting firm, was incorporated in the State of Delaware on February 2, 1970. Our mission is to provide enterprise-wide business and technology solutions that dramatically improve business performance and create value for clients. Our business approach blends deep industry knowledge with strategic services and technology innovation to design and deliver integrated, end-to-end solutions. Since 1970, we have been committed to technology innovation through internal development and best-of-breed partnerships, the growth of our employees and the delivery of excellence in all of our engagements. Our key solutions include systems integration and development, customer relationship management, and business and technology consulting.

We are a trusted business partner for many of the largest and most respected organizations in the markets in which we specialize, including: eight out of ten of the world’s largest communication firms; many of the top U.S. banks; most federal agencies; 43 state and local governments; some of the largest energy companies in the U.S., Canada and Europe; and hundreds of companies in the Fortune 500.

We operate as one segment and focus on clients in specific industries, which we call target markets. We have five target markets: New Media and Communications Firms; Financial Services Institutions; State and Local Governments and Education; Federal Government Agencies; and Other Corporate Clients.

Presentation

Revenues
We derive our revenues primarily from contracts for business and information-technology solutions. Revenue recognition is based on the terms of our contracts. Revenues on fixed-price contracts are recognized using the percentage-of-completion method based on the percentage of costs incurred to date in relation to total estimated costs. Revenues on cost-reimbursable contracts are recognized to the extent of costs incurred plus a proportionate amount of the fee earned. Revenues on time-and-materials contracts are recognized to the extent of billable rates times hours delivered plus expenses incurred. Revenues from benefits-funded contracts are deferred until it can be predicted with reasonable certainty that the client’s benefit stream will generate amounts sufficient to fund the contract. After that time, revenues from benefits-funded contracts are also generally recognized on a percentage-of-completion basis. Reimbursements, including those relating to travel and other out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses are included in client project expense.

Operating Expenses
Our major types of operating expenses include the following:

•	Client Project expenses include direct expenses to provide services to our clients such as compensation costs, travel and out-of-pocket expenses, and costs for subcontractors.

•	Selling, General and Administrative (“SG&A”) expenses include expenses not directly related to the delivery of client services such as compensation for support personnel, costs for information systems, incentive compensation, selling and marketing expenses, and recruiting and training expenses.

•	Research and Product Support expenses include research and development expenses incurred as part of the software development cycle that are not capitalized as well as support/maintenance of existing software.

•	Depreciation and Amortization expenses include the amortization of internally developed and purchased software and depreciation of furniture, equipment and leasehold improvements. Prior to January 1, 2002 the amortization of goodwill was also included. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) was adopted January 1, 2002, which requires the discontinuation of goodwill amortization.

•	Restructuring Charge includes expenses associated with implementing our formal restructuring plan announced in February 2001.

Interest Expense
Interest expense (net of interest income) is primarily related to interest incurred on borrowings.

Other Income/Expense
Other income/expense includes activity not related to our primary business. For example, other income/expense includes gains and losses on the disposal of assets, market gains and losses on company-owned life insurance policies and premium expense for company-owned life insurance policies.

Loss on Equity Investments
Loss on equity investments reflects our share, as a joint venture investor, in the operating results of Competix, Inc.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated condensed financial statements. The preparation of these interim financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. We consider the accounting policies below to be our critical accounting policies:

•	revenue recognition;
•	net realizable value of software;
•	income taxes; and
•	restructuring.

Our significant accounting policies, including the critical policies listed above, are described in the notes to the consolidated financial statements for the year ended December 31, 2001 included in our Annual Report on Form 10-K filed with the SEC.

Historical Results of Operations

The following table sets forth the unaudited percentage of revenues represented by items in our consolidated condensed statements of operations for the periods presented.

	Three Months
	Ended March 31,

	2002	2001

REVENUES	100%	100%

EXPENSES:
Client Project	54%	54%
Selling, General and Administrative	31%	31%
Research and Product Support	4%	3%
Depreciation and Amortization	4%	4%

Restructuring Charge	–	4%

INCOME FROM OPERATIONS	7%	4%

OTHER (INCOME) EXPENSE, NET:	n/m	1%

INCOME BEFORE INCOME TAXES	7%	3%

INCOME TAXES	3%	1%

NET INCOME	4%	2%

n/m = not meaningful

Revenues
Revenues for the three months ended March 31, 2002 were $251 million, a decrease of $72 million, or 22%, compared to the same period in 2001. Revenue for the three months ended March 31, 2002 in each of our target markets declined from the same period of the prior year due to the slowdown in the economy and the weak information-technology market. The most significant declines were attributable to the New Media and Communications Firms and Financial Services Institutions target markets. The procurement cycle has lengthened as many clients postpone their spending on consulting contracts. We are positioning ourselves to achieve revenue growth by expanding our benefits-funded contract model, forging new alliances to increase our product offerings, and partnering with strategic vendors. For the three months ended March 31, 2002, the proportion of our total revenue derived from the public sector was 62%, an increase of 10% from the same period in 2001. Approximately 85% of our work continues to come from clients with whom we have performed work previously.

Compared to the same period in 2001, revenues from U.S. clients declined 19% to $220 million for the three months ended March 31, 2002, while revenues from international clients dropped 38% to $31 million. Revenues from international clients were derived from work with customers primarily in the New Media and Communications Firms and Financial Services Institutions target markets across Europe, Asia and the Pacific Rim. Business with international clients represented 12% of our total revenues for the three months ended March 31, 2002, compared to 16% for the same period in 2001.

Looking ahead to the second quarter of 2002, we expect revenues to be in the $250 million to $255 million range.

Operating Expenses
Total operating expenses before restructuring charges for the three months ended March 31, 2002 were $233 million, a decrease of $64 million, or 22%, compared with the same period in 2001. As a percentage of revenue, operating expenses before restructuring charges increased from 92% for the three months ended March 31, 2001, to 93% for the three months ended March 31, 2002.

Client Project
Client project expenses were $136 million for the three months ended March 31, 2002, a decrease of $40 million, or 23%, compared with the same period in 2001. Client project expenses declined due to the slowdown or conclusion of project work for customers. As a percentage of revenue, client project expenses were 54% for both the three months ended March 31, 2002 and 2001.

Selling, General and Administrative
SG&A expenses were $77 million for the three months ended March 31, 2002, a decrease of $23 million, or 23% compared with the same period in 2001. The decline was attributable primarily to reductions in incentive compensation and staff related expenses resulting from our cost management efforts throughout 2001. As a percentage of revenue, SG&A expenses were 31% for both the three months ended March 31, 2002 and 2001.

Research and Product Support
Research and product support expenses were $10 million for the three months ended March 31, 2002, an increase of $1 million, or 13%, compared with the same period in 2001. The increase was primarily due to the development of new technologies and the enhancement of existing software.

Depreciation and Amortization
Depreciation and amortization expenses were $10 million for the three months ended March 31, 2002, a decrease of $2 million or 21% compared with the same period in 2001. The decrease was due to reduced amortization expense attributable to the write-off of software assets and the write-down of the customer care and billing software system, Tapestry®, during 2001. The decline was also attributable to the discontinuation of goodwill amortization effective January 1, 2002 as a result of the required adoption of SFAS 142.

Restructuring Charge
The restructuring charge was $14 million, or 4% of revenues for the three months ended March 31, 2001. We incurred no restructuring costs for the three months ended March 31, 2002. The restructuring charge for the first three months of 2001 included $11 million for severance of staff, $2 million for consolidation of facilities and $1 million of other related restructuring costs.

Loss on Equity Investments
In late 1998, Competix was established as a joint venture between AMS and the Bank of Montreal to provide online loan application processing services to small and mid-sized financial institutions. Our share of Competix’s losses was $1 million for the three months ended March 31, 2001. As of December 31, 2001, we had no remaining basis in the Competix venture.

Liquidity and Capital Resources

We provide for our operating cash requirements primarily through cash flow from operations. We have a loan agreement with a group of lenders, including Bank of America, as administrative agent, and Wachovia Bank, as documentation agent, that provides a multi-currency revolving credit facility not to exceed $120 million, under which there were no borrowings outstanding at March 31, 2002. This credit facility is available for general corporate purposes, including working capital borrowings, capital investments and other obligations.

The credit facility includes covenants relating to the maintenance of certain financial ratios and may impose restrictions on our ability to pay dividends. Effective March 21, 2001 and September 28, 2001, the borrowing agreement was amended to exclude certain restructuring and special charges from the calculation of the fixed charge coverage ratio. The minimum requirements for this ratio were decreased for the quarters ending December 31, 2001, March 31, 2002 and June 30, 2002. Effective December 30, 2001, the borrowing agreement was further amended to exclude certain restructuring and special charges from the calculation of the fixed charge coverage ratio and the total debt to earnings before income taxes, depreciation and amortization (“EBITDA”) ratio. We are in compliance with these terms. The revolving credit facility expires on January 9, 2003.

Our total cash and cash equivalents decreased $5 million or 10% to $48 million at March 31, 2002 when compared with December 31, 2001. The decrease in cash and cash equivalents was due to $1 million in cash provided by operating activities and $3 million in cash provided by financing activities, both offset by $9 million in cash used in investing activities and $1 million related to the negative effect of exchange rate changes. The $9 million of cash used in investing activities during the three months ended March 31, 2002 predominantly represents investments in the purchase and development of computer software and investments to expand our strategic alliances in the financial services market.

Net cash provided by operating activities was $1 million for the three months ended March 31, 2002, compared to net cash used in operating activities of $16 million for the three months ended March 31, 2001, primarily due to higher net income and decreased accounts receivable, offset by payments for income taxes and accrued compensation for the three months ended March 31, 2002. Net cash used in investing activities was $9 million for the three months ended March 31, 2002, compared to $19 million for the three months ended March 31, 2001, primarily due to reduced investments in the purchase and development of computer software. Net cash provided by financing activities was $3 million for the three months ended March 31, 2002, a decrease of $9 million from the three months ended March 31, 2001, due to reduced borrowings offset by increased cash from stock option exercises and employee stock purchase plan withholdings.

We enter into large, long-term contracts and, as a result, periodically maintain individually significant receivable balances with certain major clients. At March 31, 2002, we had approximately $40 million in accounts receivable, classified as a long-term contract receivable in Other Assets, under a predominantly cost-plus incentive fee contract with the Thrift Board. See Part II, Item 1, Legal Proceedings, for a discussion of pending litigation involving the Thrift Board. We also had approximately $28 million of accounts receivable under a benefits-funded contract, of which $6 million was classified as a long-term contract receivable in Other Assets. No other single customer represents greater than 10% of outstanding receivables.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is hereby incorporated by reference to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002. There have been no material changes in our market risk from that disclosed in our 2001 Form 10-K.

Part II   OTHER INFORMATION

Item 1. Legal Proceedings

Mehle v. American Management Systems, Inc., No. 1:01CV01544 (United States District Court for the District of Columbia), appeal filed. As previously reported in the Corporation’s 2001 Annual Report on Form 10-K, on July 17, 2001, the Federal Retirement Thrift Investment Board (the “Thrift Board”) gave written notice to AMS stating that the Thrift Board had terminated for default its contract with AMS for development and implementation of an automated record-keeping system for the federal employee Thrift Savings Plan. On the same date, the Thrift Board’s executive director, Roger W. Mehle, purporting to act as “managing fiduciary” of the Thrift Savings Fund, filed a companion lawsuit against AMS relating to AMS’s performance of the contract seeking compensatory damages of $50 million and punitive damages of $300 million, plus re-procurement costs, costs and expenses of litigation (including reasonable attorneys’ fees) and prejudgment interest.

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

American Management Systems, Inc. v. United States, No. 01-586 (Fed. Cl.). AMS believes that the appropriate forum for resolving its dispute over the Thrift Board contract is in the United States Court of Federal Claims (“CFC”), a court of specialized jurisdiction that ordinarily entertains all disputes relating to U.S. government contracts. To that end, AMS filed suit in the CFC against the United States, which is the contracting party in the Thrift Board contract, seeking reversal of the Thrift Board’s decision terminating the contract for default and asking the court to convert the termination into a termination for convenience. The U.S. Department of Justice is defending the United States in this action. The United States has moved to dismiss AMS’s complaint on jurisdictional grounds, arguing that jurisdiction in the CFC is inappropriate because the Thrift Board is a non-appropriated fund instrumentality (“NAFI”), asserting it does not use or have access to appropriated government funds to pay its expenses and other obligations. AMS has opposed the motion to dismiss, which is pending. The CFC has not set a briefing schedule or a date for oral arguments on the Government’s motion to dismiss.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

The Exhibits set forth in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MANAGEMENT SYSTEMS, INCORPORATED

/s/Alfred T. Mockett
Alfred T. Mockett
Chairman and Chief Executive Officer

/s/John S. Brittain, Jr.
John S. Brittain, Jr.
Executive Vice President, Chief
Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

10.	Material Contracts

10.1 Separation Agreement, dated as of February 12, 2002, between the Corporation and Gregory S. Hero (incorporated herein by reference to Exhibit 10.21 of the Corporation’s 2001 Annual Report on Form 10-K).

10.2 Employment Agreement, dated as of February 13, 2002, between the Corporation and Vernon Irvin (incorporated herein by reference to Exhibit 10.23 of the Corporation’s 2001 Annual Report on Form 10-K).

10.3 Employment Agreement, dated as of March 11, 2002, between the Corporation and John S. Brittain, Jr. (incorporated herein by reference to Exhibit 10.24 of the Corporation’s 2001 Annual Report on Form 10-K).

10.4 Consulting Agreement, dated as of April 30, 2002, between the Corporation and Frank Nicolai (filed herewith).