Form 10-Q
period 2002-06-30
AMERICAN MANAGEMENT SYSTEMS INC
filed 2002-08-14
CIK 310624

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

YES       X        NO

As of August 5, 2002, 42,134,514 shares of common stock were outstanding.

Part I  FINANCIAL INFORMATION

Item 1. Consolidated Unaudited Condensed Financial Statements and Notes

American Management Systems, Incorporated
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
Unaudited
(In millions, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001

REVENUES	$251.7	$319.0	$503.1	$641.9

EXPENSES:
Client Project	133.9	179.1	269.8	355.2
Selling, General and Administrative	75.6	94.6	152.6	194.3
Research and Product Support	11.8	9.3	22.1	18.2
Depreciation and Amortization	11.5	11.7	21.0	23.8

	232.8	294.7	465.5	591.5

Restructuring Charge	16.1	8.7	16.1	22.5
Special Charge	—	7.4	—	7.4

INCOME FROM OPERATIONS	2.8	8.2	21.5	20.5

OTHER (INCOME) EXPENSE, NET:
Interest Expense	0.3	1.7	1.1	2.1
Other Expense (Income)	0.6	(2.5)	0.3	(1.3)
Loss on Equity Investments	—	1.2	—	2.6

	0.9	0.4	1.4	3.4
INCOME BEFORE INCOME TAXES	1.9	7.8	20.1	17.1

INCOME TAXES	0.8	3.2	8.2	7.0

NET INCOME	$1.1	$4.6	$11.9	$10.1

WEIGHTED AVERAGE SHARES OUTSTANDING	41.9	41.6	41.8	41.6

BASIC EARNINGS PER SHARE	$0.03	$0.11	$0.28	$0.24

WEIGHTED AVERAGE SHARES AND EQUIVALENTS	42.6	42.0	42.5	42.0

DILUTED EARNINGS PER SHARE	$0.03	$0.11	$0.28	$0.24

See Accompanying Notes to Consolidated Condensed Financial Statements.

American Management Systems, Incorporated
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions)

	June 30, 2002
ASSETS	(Unaudited)	December 31, 2001

CURRENT ASSETS:
Cash and Cash Equivalents	$69.8	$53.3
Accounts Receivable, Net	219.5	246.4
Prepaid Expenses and Other Current Assets	29.7	31.4

Total Current Assets	319.0	331.1

NONCURRENT ASSETS:
Property and Equipment (Net of Accumulated
Depreciation and Amortization of $47.5 and $46.7)	27.6	31.0
Purchased and Developed Computer Software (Net
of Accumulated Amortization of $117.5 and $101.9)	112.5	119.6
Goodwill, Net	24.3	24.3
Cash Value of Life Insurance	34.3	36.4
Other Assets	62.9	57.8

Total Noncurrent Assets	261.6	269.1

TOTAL ASSETS	$580.6	$600.2

		(continued)

See Accompanying Notes to Consolidated Condensed Financial Statements.

American Management Systems, Incorporated
CONSOLIDATED CONDENSED BALANCE SHEETS
(In millions, except share data)

	June 30, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)	December 31, 2001

CURRENT LIABILITIES:
Accounts Payable	$11.2	$12.1
Accrued Compensation and Related Items	43.9	50.5
Deferred Revenues	20.7	32.9
Accrued Liabilities	16.5	21.8
Accrued Restructuring Charge	15.5	15.7
Income Taxes Payable	0.5	14.2
Deferred Income Taxes	3.5	2.0

Total Current Liabilities	111.8	149.2

NONCURRENT LIABILITIES:
Deferred Compensation	33.8	38.2
Deferred Income Taxes	25.5	27.5
Accrued Restructuring Charge	11.2	8.8

Total Noncurrent Liabilities	70.5	74.5

TOTAL LIABILITIES	182.3	223.7

COMMITMENTS & CONTINGENCIES — See Note 4

STOCKHOLDERS’ EQUITY:
Preferred Stock ($0.10 Par Value; 4,000,000 Shares
Authorized, None Issued or Outstanding)	—	—
Common Stock ($0.01 Par Value; 200,000,000 Shares
Authorized; 51,057,214 Issued and 42,160,497 Outstanding at June 30, 2002 and 51,057,214 Issued and 41,697,554 Outstanding at December 31, 2001)	0.5	0.5
Capital in Excess of Par Value	83.4	90.8
Unearned Compensation	(3.3)	(4.5)
Retained Earnings	368.8	356.9
Accumulated Other Comprehensive Loss	(18.0)	(22.3)
Treasury Stock, at Cost (8,896,717 shares at June 30, 2002
and 9,359,660 shares at December 31, 2001)	(33.1)	(44.9)

Total Stockholders’ Equity	398.3	376.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$580.6	$600.2

See Accompanying Notes to Consolidated Condensed Financial Statements.

American Management Systems, Incorporated
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	For the Six Months
	Ended June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11.9	$10.1
Adjustments to Reconcile Net Income to Net Cash Provided By
Operating Activities:
Depreciation	3.8	4.3
Amortization	17.2	19.5
Stock Compensation Expense	1.9	1.3
Loss on Equity Investments	—	2.6
Deferred Income Taxes	0.3	(0.4)
Decrease in Cash Surrender Value of Life Insurance	0.2	—
Provision for Doubtful Accounts	—	5.1
Loss on Disposal of Assets	0.1	0.5
Restructuring and Special Charge Asset Write-Offs	—	4.2
Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	33.3	(6.8)
Decrease (Increase) in Prepaid Expenses and Other Current Assets	2.5	(9.3)
Increase in Other Assets	(1.8)	(0.4)
Decrease in Accrued Compensation and Related Items	(12.0)	(21.7)
(Decrease) Increase in Accounts Payable and Other Accrued Liabilities	(6.6)	7.2
Increase in Accrued Restructuring Charge	2.2	7.5
Decrease in Deferred Revenue	(12.4)	(17.6)
Decrease in Income Taxes Payable	(13.8)	(3.5)

Net Cash Provided by Operating Activities	26.8	2.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(0.3)	(6.1)
Purchase and Development of Computer Software	(10.0)	(17.6)
Other Assets	(5.3)	(9.0)

Net Cash Used in Investing Activities	(15.6)	(32.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Borrowings	—	41.0
Payments on Borrowings	—	(48.5)
Proceeds from Common Stock Options Exercised and Employee Stock Purchase Plan	5.3	1.9
Payments to Acquire Treasury Stock	(1.5)	—

Net Cash Provided by (Used in) Financing Activities	3.8	(5.6)

Effect of Exchange Rate Changes on Cash	1.5	(2.2)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16.5	(37.9)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53.3	43.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69.8	$5.3

NON-CASH FINANCING ACTIVITIES:
Treasury Stock Utilized for Stock Options Exercised and Employee Stock Purchase Plan	$2.8	$2.1

See Accompanying Notes to Consolidated Condensed Financial Statements.

American Management Systems, Incorporated
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In millions)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001

NET INCOME	$1.1	$4.6	$11.9	$10.1

OTHER COMPREHENSIVE INCOME (LOSS):
Currency Translation Adjustment	5.3	(0.1)	4.3	(5.1)

COMPREHENSIVE INCOME	$6.4	$4.5	$16.2	$5.0

See Accompanying Notes to Consolidated Condensed Financial Statements.

American Management Systems, Incorporated
SUPPLEMENTAL CONSOLIDATED REVENUES BY MARKET
Unaudited
(In millions)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001

Federal Government Agencies	$84.5	$96.2	$168.2	$186.6

State and Local Governments and Education	70.0	70.1	141.5	148.0

Communications, Media and Entertainment (1)	53.0	90.4	106.2	177.1

Financial Services Institutions	28.8	46.6	59.6	98.7

Other Corporate Clients	15.4	15.7	27.6	31.5

Total Revenues	$251.7	$319.0	$503.1	$641.9

(1) Formerly New Media and Communications Firms

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2001, included in the Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2002. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all normal, recurring adjustments that are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 – EARNINGS PER SHARE RECONCILIATION

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the year. Diluted earnings per share is computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include the potentially dilutive effect of outstanding options and restricted stock.

The computations for basic and dilutive EPS are as follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Basic EPS
Net Income (Numerator)	$1.1	$4.6	$11.9	$10.1
Weighted Average Shares Outstanding (Denominator)	41.9	41.6	41.8	41.6

Basic EPS	$0.03	$0.11	$0.28	$0.24

Diluted EPS
Net Income (Numerator)	$1.1	$4.6	$11.9	$10.1
Weighted Average Shares and Equivalents:
Weighted Average Shares Outstanding	41.9	41.6	41.8	41.6
Effect of Other Dilutive Securities:
Options	0.3	0.3	0.3	0.3
Nonvested Restricted Stock	0.4	0.1	0.4	0.1

Total Weighted Average Shares and Equivalents (Denominator)	42.6	42.0	42.5	42.0

Diluted EPS	$0.03	$0.11	$0.28	$0.24

NOTE 3 – RESTRUCTURING CHARGE

Severance & Benefits
In 2001, the Corporation implemented a restructuring plan and recorded a charge for severance and severance–related costs. As of December 31, 2001, the Corporation had a remaining liability of $6.3 million related to staff reductions identified during 2001, all of which have been completed as of June 30, 2002. Continuing the Corporation’s efforts to align its workforce with changing market conditions and new business strategies, for the three months ended June 30, 2002, the Corporation recorded a charge of $11.6 million for severance and severance related costs primarily as a result of identifying approximately 214 additional staff reductions. Staff reductions include individuals at all levels within the Corporation in both professional service and support functions. During the six months ended June 30, 2002, the Corporation paid approximately $9.5 million in severance and severance-related costs. Of the 214 additional staff reductions, approximately 118 had been terminated and separated from the Corporation at June 30, 2002. The remaining $8.4 million liability as of June 30, 2002 for severance and severance-related costs is expected to be paid within one year.

Facilities
As of December 31, 2001, the Corporation had a remaining restructuring liability of $17.8 million related to the closure and consolidation of facilities. For the three and six months ended June 30, 2002, the Corporation recorded an additional charge of $4.5 million related to changes in estimates primarily attributable to current real estate market conditions and the timing of anticipated sub-tenant rental agreements. During the six months ended June 30, 2002, the Corporation made cash payments of approximately $4.0 million related to the closure and consolidation of facilities. Of the remaining $18.1 million liability at June 30, 2002, $11.2 million represents a noncurrent liability for costs to be incurred through 2010.

Restructuring reserve activities as of and for the six months ended June 30, 2002 (in millions) were as follows:

	Severance		Software
	& Benefits	Facilities	& Other	Total

Restructuring Liability as of December 31, 2001	$6.3	$17.8	$0.4	$24.5
Restructuring Charge
First Quarter	—	—	—	—
Second Quarter	11.6	—	—	11.6
Second Quarter Change in Estimate	—	4.5	—	4.5

Total Restructuring Charge	11.6	4.5	—	16.1
Non–cash amortization and related items	—	(0.2)	—	(0.2)
Cash Payments	(9.5)	(4.0)	(0.2)	(13.7)

Restructuring Liability as of June 30, 2002	$8.4	$18.1	$0.2	$26.7

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

AMS moved to dismiss the lawsuit filed by Mr. Mehle. On November 30, 2001, the United States District Court for the District of Columbia granted AMS’s motion to dismiss Mr. Mehle’s lawsuit for lack of jurisdiction. Mr. Mehle has appealed that order. AMS has filed both procedural and dispositive motions with the Court of Appeals. On January 25, 2002, the U.S. Department of Justice filed a motion on behalf of the U.S. Government to intervene which has been granted, and a motion to dismiss Mr. Mehle’s appeal. Both the Government’s motion to dismiss the appeal and the motion by AMS to dismiss the appeal are opposed by Mr. Mehle, and are pending. A motion by AMS, whose position is supported by the United States, to strike the appearance of private counsel representing Mr. Mehle, also is pending and is opposed by Mr. Mehle. The Court of Appeals has disposed of several other motions, largely procedural in nature. The Court of Appeals has set a briefing schedule for the appeal; oral argument is scheduled for March 7, 2003.

AMS believes that the appropriate forum for resolving its dispute over the Thrift Board contract is in the United States Court of Federal Claims (“CFC”), a court of specialized jurisdiction that ordinarily entertains all disputes relating to U.S. Government contracts. To that end, AMS filed suit in the CFC against the United States, which is the contracting party in the Thrift Board contract, seeking reversal of the Thrift Board’s decision terminating the contract for default and asking the court to convert the termination into a termination for convenience. The U.S. Department of Justice is defending the United States in this action. The United States has moved to dismiss AMS’s complaint on jurisdictional grounds, arguing that jurisdiction in the CFC is inappropriate because the Thrift Board is a non-appropriated fund instrumentality (“NAFI”), asserting it does not use or have access to appropriated government funds to pay its expenses and other obligations. AMS has opposed the motion to dismiss, which is pending. The CFC has not set a date for oral argument on the Government’s motion to dismiss. Management is unable to predict the outcome of the litigation. At June 30, 2002, AMS had approximately $40.4 million of accounts receivable, classified as a long-term contract receivable in Other Assets outstanding under this contract.

On July 16, 2002, AMS submitted a contract termination settlement proposal and claim to the Thrift Board seeking recovery of approximately $58.5 million of unpaid costs and fees incurred in performing the contract and winding it down in accordance with the termination for convenience provisions of the contract. The proposal was submitted pursuant to the instructions given by the Thrift Board’s contracting officer at the time of termination and in accordance with the terms of the contract and the Federal Acquisition Regulation. The submission of a government contractor’s settlement proposal is a routine step in the administrative process of terminating a federal government contract.

NOTE 5 – GOODWILL — ADOPTION OF SFAS NO. 142

Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 requires the Corporation to complete a transitional goodwill impairment test within six months from the date of adoption. In accordance with the standard, the Corporation completed the transitional goodwill impairment test and determined no impairment charge of goodwill is required. Under SFAS 142, goodwill is to be reviewed at least annually thereafter for impairment; the Corporation has elected to perform this review annually as of January 1.

The following table discloses the reconciliation of reported net income to net income adjusted for goodwill amortization expense (in millions, except per share data).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Reported net income	$1.1	$4.6	$11.9	$10.1
Add back: Goodwill amortization, net of tax	—	0.3	—	0.7

Adjusted net income	$1.1	$4.9	$11.9	$10.8

Basic earnings per share:
Reported earnings per share	$0.03	$0.11	$0.28	$0.24
Goodwill amortization, net of tax	—	0.01	—	0.02

Adjusted earnings per share	$0.03	$0.12	$0.28	$0.26

Diluted earnings per share:
Reported earnings per share	$0.03	$0.11	$0.28	$0.24
Goodwill amortization, net of tax	—	0.01	—	0.02

Adjusted earnings per share	$0.03	$0.12	$0.28	$0.26

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations” which is effective January 1, 2003. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Corporation does not believe that the adoption of SFAS 143 will have a significant impact on its financial position or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, SFAS 145 rescinds both SFAS 4 “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment to SFAS 4, SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Through this rescission, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. The Corporation does not believe SFAS 145 will have a material impact on its future earnings or financial position.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” which is effective January 1, 2003. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an

Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that an exit or disposal activity-related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. The Corporation is currently assessing, but has not yet determined, the impact of SFAS 146 on its financial position and results of operations.

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

Corporation Overview

AMS is an international business and information-technology consulting firm whose customers have included 43 state and local governments, most federal agencies, and hundreds of companies in the Fortune 500. With deep industry experience and technical know-how in all levels of government and throughout the private sector, AMS delivers results that dramatically impact business performance and the relationship between an organization and its customers. Founded in 1970, AMS is headquartered in Fairfax, Virginia with 49 offices worldwide.

Our mission is to partner with customers to improve their business performance through the intelligent use of information technology. Our business approach blends deep industry knowledge with strategic services, technology innovation and project delivery expertise to manage mission-critical information technology and eBusiness initiatives. We exploit technology trends through applied research and development, best-of-breed alliances with fellow market leaders and our experienced professional staff.

We operate as one segment and focus on clients in specific industries, which we call target markets. We have five target markets: Federal Government Agencies; State and Local Governments and Education; Communications, Media and Entertainment (formerly New Media and Communications Firms); Financial Services Institutions; and Other Corporate Clients.

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

Operating Expenses
Our major types of operating expenses include the following:

•	Client Project expenses include direct expenses to provide services to our clients such as compensation costs, travel and out-of-pocket expenses, and costs for subcontractors.

•	Selling, General and Administrative (“SG&A”) expenses include expenses not directly related to the delivery of client services such as compensation for support personnel, costs for information systems, incentive compensation, selling and marketing expenses, and recruiting and training expenses.

•	Research and Product Support expenses include research and development expenses incurred as part of the software development cycle that are not capitalized as well as support/maintenance of existing software.

•	Depreciation and Amortization expenses include the amortization of internally developed and purchased software and depreciation of furniture, equipment and leasehold improvements. Prior to January 1, 2002 the amortization of goodwill was also included. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS

142”) which was adopted January 1, 2002, requires the discontinuation of goodwill amortization.

•	Restructuring Charge includes expenses associated with implementing our formal restructuring plan.

•	Special Charge includes significant expenses associated with the write-off of certain software assets no longer expected to provide future value and reserves in connection with certain client engagements.

Interest Expense
Interest expense (net of interest income) is related to interest incurred on borrowings and fees on our revolving credit facility. It also includes interest expense related to our deferred compensation plan.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001

REVENUES	100%	100%	100%	100%

EXPENSES:
Client Project	53.2%	56.2%	53.6%	55.3%
Selling, General and Administrative	30.0%	29.7%	30.3%	30.3%
Research and Product Support	4.7%	2.9%	4.4%	2.8%
Depreciation and Amortization	4.6%	3.7%	4.2%	3.7%

	92.5%	92.5%	92.5%	92.1%
Restructuring Charge	6.4%	2.7%	3.2%	3.5%
Special Charge	—	2.3%	—	1.2%

INCOME FROM OPERATIONS	1.1%	2.5%	4.3%	3.2%

OTHER (INCOME) EXPENSE, NET	0.4%	0.1%	0.3%	0.5%

INCOME BEFORE INCOME TAXES	0.7%	2.4%	4.0%	2.7%

INCOME TAXES	0.3%	1.0%	1.6%	1.1%

NET INCOME	0.4%	1.4%	2.4%	1.6%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues
Revenues for the three months ended June 30, 2002 were $251.7 million, a decrease of $67.3 million, or 21.1%, compared to the same period in 2001. Revenue for the three months ended June 30, 2002 in our State and Local Governments and Education market and Other Corporate Clients market remained flat compared to the same period in 2001. All other target markets declined from the same period of the prior year as clients reduced or deferred their spending on information-technology and consulting services due to the slowdown in the economy and the weak information-technology market. Due to the global economic weakening in the telecommunications industry, the Communications, Media and Entertainment market experienced the most significant decline, accounting for 55.6% of the $67.3 million drop in revenues. For the three months ended June 30, 2002, the proportion of our total revenue derived from the public sector was 61.4%, an increase of 9.3% from the same period in 2001. Approximately 85% of our work continues to come from clients with whom we have performed work previously.

Compared to the same period in 2001, revenues from U.S. clients declined 17.7% to $219.2 million for the three months ended June 30, 2002, while revenues from international clients dropped 38.2% to $32.5 million. Revenues from international clients were derived from work with customers primarily in the Communications, Media and Entertainment and Financial Services Institutions target markets across Europe, Asia and the Pacific Rim. Business with international clients represented 12.9% of our total revenues for the three months ended June 30, 2002, compared to 16.5% for the same period in 2001.

Operating Expenses
Total operating expenses before restructuring charges for the second quarter of 2002 were $232.8 million, a decrease of $61.9 million, or 21%, compared to operating expenses before restructuring and special charges in the same period in 2001. As a percentage of revenue, operating expenses before restructuring charges (and special charge in 2001) were 92.5% for both the three months ended June 30, 2002 and 2001.

Client Project
Client project expenses were $133.9 million for the three months ended June 30, 2002, a decrease of $45.2 million, or 25.2%, compared with the same period in 2001. Client project expenses declined due to the slowdown or conclusion of project work for customers. As a percentage of revenue, client project expenses decreased from 56.2% for the three months ended June 30, 2001, to 53.2% for the three months ended June 30, 2002. Approximately 2% of the 3% decrease relates to our improved collections experience. An analysis of our accounts receivable as of June 30, 2002 concluded that the allowance for doubtful accounts was adequate to cover estimated unknown and known uncollectable accounts. Therefore, no bad debt expense was recorded in the second quarter of 2002, compared with $3.8 million in the second quarter of 2001. In addition, we estimate that our allowance for doubtful accounts is adequate to cover our exposure to unpaid accounts receivable relating to telecommunications companies that have seen declining financial performance since June 30, 2002.

Selling, General and Administrative
SG&A expenses were $75.6 million for the three months ended June 30, 2002, a decrease of $19 million, or 20%, compared with the same period in 2001. The decline was primarily attributable to reductions in incentive compensation and staff–related expenses resulting from our cost management efforts throughout 2001 and into 2002. The focus of these initiatives was to reduce corporate overhead costs to a level consistent with reduced revenue projections for 2002. The specific initiatives to reduce these costs included the consolidation during 2001 of various support functions (human resources, internal information technology, facilities management, communications, and marketing) into headquarters-centered groups. These functions were previously distributed throughout our organization. As a result, SG&A expenses as a percentage of revenue were 30% and 29.7% for the three month periods ended June 30, 2002 and 2001, respectively.

Research and Product Support
Research and product support expenses were $11.8 million for the three months ended June 30, 2002, an increase of $2.5 million, or 26.9%, compared with the same period in 2001. The increase was primarily due to approximately $2.6 million in expenses to support the customer care and billing software system, Tapestry®. During the same period of 2001, these costs were included in client project expenses as they were incurred in support of project deliverables for a specific client engagement.

Depreciation and Amortization
Depreciation and amortization expense decreased from $11.7 million for the three months ended June 30, 2001 to $11.5 million for the three months ended June 30, 2002. Amortization expense decreased $0.5 million due to the discontinuation of goodwill amortization (effective January 1, 2002 as a result of the adoption of SFAS 142) and due to various software assets which had been fully amortized or written down to net realizable value in late 2001. These reductions were offset by the commencement of amortization of various software assets placed into service during the second quarter of 2002.

Restructuring Charge
In a continuing effort to match our workforce with market conditions and align our personnel with new business strategies, we incurred a $16.1 million restructuring charge for the three months ended June 30, 2002. The restructuring charge for the three months ended June 30, 2002 included $11.6 million for severance and severance related costs and $4.5 million for consolidation of facilities. We could incur additional restructuring charges during the remainder of 2002 as we continually re-align our workforce and cost structure to changing information-technology services market conditions.

Special Charge
The $7.4 million special charge for the three months ended June 30, 2001 represented reserves in connection with certain client engagements and the write-down of software assets not expected to provide future value. We incurred no special charge for the three months ended June 30, 2002.

Interest Expense
Interest expense, net of interest income, for the three months ended June 30, 2002, of $0.3 million, was related to interest on our deferred compensation plan. Interest expense, net of interest income, was $1.7 million for the three months ended June 30, 2001 due to fees on our revolving credit facility and interest on borrowings under our credit facility and term loan agreements.

Other Income/Expense
Other expense was $0.6 million for the three months ended June 30, 2002 primarily due to a decrease in the cash surrender value of the company-owned life insurance. Other income was $2.5 million for the three months ended June 30, 2001 largely due to an increase in the cash surrender value and an insurance benefit associated with the company-owned life insurance.

Loss on Equity Investments
In late 1998, Competix was established as a joint venture between AMS and the Bank of Montreal to provide online loan application processing services to small and mid-sized financial institutions. Our share of Competix’s losses was $1.2 million for the three months ended June 30, 2001. As of December 31, 2001, we had no remaining investment cost basis in the Competix venture.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues
Revenues for the six months ended June 30, 2002 decreased $138.8 million, or 21.6%, from $641.9 million for the six months ended June 30, 2001 to $503.1 million for the same period in 2002. Revenues for the six months ended June 30, 2002 in each of our target markets declined from the same period of the prior year as clients reduced or deferred their spending on information technology and consulting services as a result of the slowdown in the economy. The Communications, Media and Entertainment target market accounted for 51.1% of the $138.8 million decline in revenues due to the global economic weakening in the telecommunications industry. The Financial Services Institutions and Federal Government Agencies target markets also experienced significant declines in revenues. For the six months ended June 30, 2002, the proportion of our total revenue derived from the public sector was 61.6%, an increase of 9.5% from the same period in 2001. Approximately 85% of our work continues to come from clients with whom we have performed work previously.

During the first half of 2002, business with international clients decreased 38.3% from $103.4 million in the first half of 2001 to $63.8 million in the first half of 2002. Revenues from international clients were derived from work with customers primarily in the Communications, Media and Entertainment and Financial Services Institutions target markets across Europe, Asia and the Pacific Rim. Compared to the same period in 2001, revenues from U.S. clients declined 18.4% to $439.3 million for the six months ended June 30, 2002. Business with international clients represented 12.7% of our total revenues for the six months ended June 30, 2002, compared to 16.1% for the same period in 2001.

Operating Expenses
Total operating expenses before restructuring charges for the first half of 2002 were $465.5 million, a decrease of $126 million, or 21.3%, compared to operating expenses before restructuring and special charges in the same period in 2001. As a percentage of revenue, operating expenses before restructuring charges were 92.5% for the first half of 2002, compared to operating expenses before restructuring and special charges of 92.1% for the first half of 2001.

Client Project
Client project expenses were $269.8 million for the six months ended June 30, 2002, a decrease of $85.4 million, or 24%, compared with the same period in 2001. Client project expenses declined due to the slowdown or conclusion of project work for customers. As a percentage of revenue, client project expenses decreased from 55.3% for the six months ended June 30, 2001, to 53.6% for the six months ended June 30, 2002. The decrease, of approximately 1.7%, relates to our improved collections experience. An analysis of our accounts receivable as of June 30, 2002 concluded that the allowance for doubtful accounts was adequate to cover estimated unknown and known uncollectable accounts. Therefore, no bad debt expense was recorded in the first half of 2002, compared with $5.1 million in the first half of 2001. In addition, we estimate that our allowance for doubtful accounts is adequate to cover our exposure to unpaid accounts receivable relating to telecommunications companies that have seen declining financial performance since June 30, 2002.

Selling, General and Administrative
SG&A expenses were $152.6 million for the six months ended June 30, 2002, a decrease of $41.7 million, or 21.5%, compared with the same period in 2001. The decline was primarily attributable to reductions in incentive compensation and staff–related expenses resulting from our cost management efforts throughout 2001 and into 2002. The focus of these initiatives was to reduce corporate overhead costs to align them with reduced revenue projections. The specific initiatives to reduce these costs included the consolidation, during 2001, of various support functions (human resources, internal information technology, facilities management, communications and marketing) into headquarters-centered groups. These functions were previously distributed throughout the organization. As a percentage of revenue, SG&A expenses were 30.3% for both of the six month periods ended June 30, 2002 and 2001.

Research and Product Support
Research and product support expenses were $22.1 million for the first half of 2002, an increase of $3.9 million, or 21.4%, compared with the same period in 2001. The increase was primarily due to the inclusion of approximately $2.6 million in expenses, beginning in the second quarter of 2002, to support the customer care and billing software system, Tapestry®. Prior to this time, the costs were included in client project expenses as they were incurred in support of project deliverables for a specific client engagement.

Depreciation and Amortization
Depreciation and amortization expense was $21 million for the six months ended June 30, 2002, a decrease of $2.8 million, or 11.8%, compared with the same period in 2001. This decrease was due primarily to a $3.5 million reduction in amortization expense attributable to the write-down of various software assets which had been fully amortized or written down to net realizable value in late 2001 and a $1 million reduction in amortization expense related to the discontinuation of goodwill amortization, effective January 1, 2002, as a result of the adoption of SFAS 142. This reduction was partially offset by the commencement of amortization of various software assets placed into service during the second quarter of 2002.

Restructuring
In a continuing effort to match our workforce with market conditions and align our personnel with new business strategies, we incurred a $16.1 million restructuring charge for the six months ended June 30, 2002, all of which was recorded during the second quarter. The restructuring charge for the first six months of 2002 included $11.6 million for severance and severance related costs and $4.5 million for consolidation of facilities.

Special Charge
The $7.4 million special charge for the six months ended June 30, 2001 represented reserves in connection with certain client engagements and the write-down of software assets not expected to provide future value. We incurred no special charge for the six months ended June 30, 2002.

Interest Expense
Interest expense, net of interest income, was $1.1 million for the six months ended June 30, 2002, a decline of $1 million or, 47.6%, compared with the same period in 2001. During the first half of 2002, while we maintained a net positive investment position, the cost of interest related to our deferred compensation program exceeded interest income. During the first half of 2001, interest expense included revolving credit facility fees, interest on borrowings under the credit facility and term loan agreements as well as in connection with our deferred compensation program.

Other Income/Expense
Other expense for the six months ended June 30, 2002, of $0.3 million, was primarily due to a decrease in the cash surrender value of the company-owned life insurance. Other income of $1.3 million for the six months ended June 30, 2001, was related to an insurance benefit associated with the company-owned life insurance.

Loss on Equity Investments
In late 1998, Competix was established as a joint venture between AMS and the Bank of Montreal to provide online loan application processing services to small and mid-sized financial institutions. Our share of Competix’s losses was $2.6 million for the six months ended June 30, 2001. As of December 31, 2001, we had no remaining investment cost basis in the Competix venture.

Liquidity and Capital Resources

We provide for our operating cash requirements primarily through cash flow from operations. We have a loan agreement with a group of lenders, including Bank of America, as administrative agent, and Wachovia Bank, as documentation agent, that provides a multi-currency revolving credit facility not to exceed $120 million, under which there were no borrowings outstanding at June 30, 2002. This credit facility is available for general corporate purposes, including working capital borrowings, capital investments and other obligations.

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

Our total cash and cash equivalents increased $16.5 million, or 31%, to $69.8 million at June 30, 2002 when compared with December 31, 2001. The increase in cash and cash equivalents was due to $26.8 million in cash provided by operating activities, $3.8 million in cash provided by financing activities and $1.5 million related to the positive effect of exchange rate changes. The increase was offset by $15.6 million of cash used in investing activities during the six months ended June 30, 2002, predominantly related to investments in the development of computer software and investments to expand our strategic alliances in the financial services market.

Net cash provided by operating activities was $26.8 million during the six months ended June 30, 2002, an increase of $24.2 million from the six months ended June 30, 2001. The increase was primarily related to our improved collections experience resulting in decreased accounts receivable for the six months ended June 30, 2002. Net cash used in investing activities was $15.6 million for the six months ended June 30, 2002, compared to $32.7 million for the six months ended June 30, 2001. The decline was primarily due to reduced investments in the purchase and development of computer software and reduced investments in strategic alliances in the financial services market. Net cash provided by financing activities was $3.8 million for the six months ended June 30, 2002, compared to net cash used in financing activities of $5.6 million for the six months ended June 30, 2001. The increase in cash provided by financing activities was due to reduced payments on borrowings and increased cash from stock option exercises.

We enter into large, long-term contracts and, as a result, periodically maintain individually significant receivable balances with certain major clients. At June 30, 2002, we had approximately $40.4 million in accounts receivable, classified as a long-term contract receivable in Other Assets, under a predominantly cost-plus incentive fee contract with the Thrift Board. See Part II, Item 1, Legal Proceedings, for a discussion of pending litigation involving the Thrift Board. Also, we had approximately $25.9 million of accounts receivable under a benefits-funded contract. No other single customer represents greater than 10% of outstanding receivables.

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

AMS moved to dismiss the lawsuit filed by Mr. Mehle. On November 30, 2001, the United States District Court for the District of Columbia issued an order granting AMS’s motion to dismiss Mr. Mehle’s lawsuit for lack of jurisdiction. Mr. Mehle has appealed that order. AMS has filed both procedural and dispositive motions with the Court of Appeals. On January 25, 2002, the U.S. Department of Justice filed a motion on behalf of the U.S. Government to intervene which has been granted, and a motion to dismiss Mr. Mehle’s appeal. Both the Government’s motion to dismiss the appeal and the motion by AMS to dismiss the appeal are opposed by Mr. Mehle, and are pending. A motion by AMS, whose position is supported by the United States, to strike the appearance of private counsel representing Mr. Mehle, also is pending and is opposed by Mr. Mehle. The Court of Appeals has disposed of several other motions, largely procedural in nature. The Court of Appeals has set a briefing schedule for the appeal; oral argument is scheduled for March 7, 2003.

American Management Systems, Inc. v. United States, No. 01-586 (Fed. Cl.). AMS believes that the appropriate forum for resolving its dispute over the Thrift Board contract is in the United States Court of Federal Claims (“CFC”), a court of specialized jurisdiction that ordinarily entertains all disputes relating to U.S. government contracts. To that end, AMS filed suit in the CFC against the United States, which is the contracting party in the Thrift Board contract, seeking reversal of the Thrift Board’s decision terminating the contract for default and asking the court to convert the termination into a termination for convenience. The U.S. Department of Justice is defending the United States in this action. The United States has moved to dismiss AMS’s complaint on jurisdictional grounds, arguing that jurisdiction in the CFC is inappropriate because the Thrift Board is a non-appropriated fund instrumentality (“NAFI”), asserting it does not use or have access to appropriated government funds to pay its expenses and other obligations. AMS has opposed the motion to dismiss, which is pending. The CFC has not set a date for oral argument on the Government’s motion to dismiss.

Other Procedural Matters Relating to the Thrift Board. On July 16, 2002, AMS submitted a contract termination settlement proposal and claim to the Thrift Board seeking recovery of approximately $58.5 million of unpaid costs and fees incurred in performing the contract and winding it down in accordance with the termination for convenience provisions of the contract. The proposal was submitted pursuant to the instructions given by the Thrift Board’s contracting officer at the time of termination and in accordance with the terms of the contract and the Federal Acquisition Regulation. The submission of a government contractor’s settlement proposal is a routine step in the administrative process of terminating a federal government contract.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Corporation was held in Fairfax, Virginia on June 7, 2002, for the purposes of electing the board of directors and approving two amendments to the 1996 Amended Stock Option Plan F.

Two proposals were submitted to a vote of stockholders as follows:

1. The stockholders approved the election of the following persons as directors of the Corporation:

Name	For	Withheld

Daniel J. Altobello	34,182,045	607,641
James J. Forese	34,797,026	992,660
Dorothy Leonard	34,794,024	995,662
Frederic V. Malek	35,178,359	611,327
Alfred T. Mockett	35,245,057	544,629
William M. Purdy	35,154,708	634,978

2. The stockholders approved with 31,952,323 affirmative votes, 2,877,571 negative votes, 959,792 abstentions, and zero broker non-votes the amendments to the 1996 Amended Stock Option Plan F (the “Plan”) (i) clarifying the existing prohibition against repricing options without stockholder approval and (ii) changing the limitation on the maximum number of shares of AMS common stock that may be subject to options granted under the Plan to any covered employee from 100,000 shares over the lifetime of the Plan to 500,000 shares during any two consecutive calendar years.

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

AMERICAN MANAGEMENT SYSTEMS, INCORPORATED

/s/Alfred T. Mockett Alfred T. Mockett Chairman and Chief Executive Officer

/s/John S. Brittain, Jr. John S. Brittain, Jr. Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

3.	Articles of Incorporation and By-laws

3.1 By-laws of the Corporation, as amended and restated on June 7, 2002 (filed herewith).

10.	Material Contracts

10.1 1996 Amended Stock Option Plan F, as amended and restated effective April 28, 2002 (filed herewith).

10.2 American Management Systems, Incorporated Stock Option Plan for Employees as amended effective May 10, 2002 (filed herewith).

10.3 Consulting Agreement, dated as of April 30, 2002, between the Corporation and Frank Nicolai (incorporated herein by reference to Exhibit 10.4 of the Corporation’s March 31, 2002 Quarterly Report on Form 10-Q).

10.4 Employment Agreement, dated as of July 1, 2002, between the Corporation and Paul A. Turner (filed herewith).

10.5 Employment Agreement, dated as of July 15, 2002, between the Corporation and Walter Howell (filed herewith).

10.6 Employment Agreement, dated as of May 15, 2002, between the Corporation and Garry Griffiths (filed herewith).

10.7 Loan Agreement dated as of June 14, 2002, between the Corporation and Garry Griffiths (filed herewith).

10.8 Employment Agreement, dated as of July 25, 2002, between the Corporation and David Fontaine (filed herewith).

10.9 Second Amendment to Employment Agreement, dated as of July 30, 2002, between the Corporation and William M. Purdy (filed herewith).

99.	Additional Exhibits

99.1 Certification of Chief Executive Officer (filed herewith).

99.2 Certification of Chief Financial Officer (filed herewith).