Form 10-Q
period 2002-09-30
AMERICAN MANAGEMENT SYSTEMS INC
filed 2002-11-14
CIK 310624

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES [X]	NO [ ]

As of November 7, 2002, 42,266,248 shares of common stock were outstanding.

Part I FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Condensed Financial Statements and Notes

American Management Systems, Incorporated
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Unaudited
(In millions, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

REVENUES	$247.5	$281.4	$750.6	$923.4

EXPENSES:
Client Project	130.0	159.6	399.7	514.8
Selling, General and Administrative	78.7	82.1	231.5	276.4
Research and Product Support	9.6	9.5	31.6	27.7
Depreciation and Amortization	11.8	10.5	32.8	34.3

	230.1	261.7	695.6	853.2
Restructuring Charge	6.0	13.6	22.1	36.1
Special Charge	—	—	—	7.4

INCOME FROM OPERATIONS	11.4	6.1	32.9	26.7

OTHER (INCOME) EXPENSE, NET:
Interest (Income) Expense	(1.0)	1.6	—	3.8
Other Expense (Income)	2.4	1.0	2.8	(0.3)
Loss on Equity Investments	—	0.4	—	3.0

	1.4	3.0	2.8	6.5
INCOME BEFORE INCOME TAXES	10.0	3.1	30.1	20.2
INCOME TAXES	1.7	1.3	9.9	8.3

NET INCOME	$8.3	$1.8	$20.2	$11.9

WEIGHTED AVERAGE SHARES OUTSTANDING	42.2	41.7	42.0	41.6

BASIC EARNINGS PER SHARE	$0.20	$0.04	$0.48	$0.29

WEIGHTED AVERAGE SHARES AND EQUIVALENTS	42.4	41.9	42.4	42.0

DILUTED EARNINGS PER SHARE	$0.20	$0.04	$0.48	$0.28

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

American Management Systems, Incorporated
CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions)

	September 30, 2002
ASSETS	(Unaudited)	December 31, 2001

CURRENT ASSETS:
Cash and Cash Equivalents	$78.8	$53.3
Accounts Receivable, Net	233.3	246.4
Prepaid Expenses and Other Current Assets	25.0	31.4

Total Current Assets	337.1	331.1

NONCURRENT ASSETS:
Property and Equipment (Net of Accumulated Depreciation and Amortization of $48.6 and $46.7)	26.2	31.0
Purchased and Developed Computer Software (Net of Accumulated Amortization of $127.4 and $101.9)	111.8	119.6
Goodwill, Net	24.3	24.3
Cash Value of Life Insurance	29.3	36.4
Other Assets	64.3	57.8

Total Noncurrent Assets	255.9	269.1

TOTAL ASSETS	$593.0	$600.2

(continued)

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

American Management Systems, Incorporated
CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share data)

	September 30, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)	December 31, 2001

CURRENT LIABILITIES:
Accounts Payable	$13.0	$12.1
Accrued Compensation and Related Items	50.2	50.5
Deferred Revenues	19.8	32.9
Accrued Liabilities	15.4	21.8
Accrued Restructuring Charge	12.6	15.7
Income Taxes Payable	0.3	14.2
Deferred Income Taxes	4.0	2.0

Total Current Liabilities	115.3	149.2

NONCURRENT LIABILITIES:
Deferred Compensation and Other Accrued Liabilities	34.8	38.2
Deferred Income Taxes	25.3	27.5
Accrued Restructuring Charge	10.6	8.8

Total Noncurrent Liabilities	70.7	74.5

TOTAL LIABILITIES	186.0	223.7

COMMITMENTS & CONTINGENCIES — See Note 7

STOCKHOLDERS’ EQUITY:
Preferred Stock ($0.10 Par Value; 4,000,000 Shares
Authorized, None Issued or Outstanding)	—	—
Common Stock ($0.01 Par Value; 200,000,000 Shares
Authorized; 51,057,214 Issued and 42,207,661 Outstanding at September 30, 2002 and 51,057,214 Issued and 41,697,554
Outstanding at December 31, 2001)	0.5	0.5
Capital in Excess of Par Value	82.2	90.8
Unearned Compensation	(2.8)	(4.5)
Retained Earnings	377.1	356.9
Accumulated Other Comprehensive Loss	(18.4)	(22.3)
Treasury Stock, at Cost (8,849,553 shares at September 30, 2002 and 9,359,660 shares at December 31, 2001)	(31.6)	(44.9)

Total Stockholders’ Equity	407.0	376.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$593.0	$600.2

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

American Management Systems, Incorporated
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Unaudited
(In millions)

	For the Nine Months
	Ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$20.2	$11.9
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation	5.7	6.4
Amortization	27.1	27.9
Stock Compensation Expense	2.4	1.9
Loss on Equity Investments	—	3.0
Deferred Income Taxes	0.3	(5.0)
Decrease in Cash Surrender Value of Life Insurance	0.8	1.2
Provision for Doubtful Accounts	—	6.4
Loss on Disposal of Assets	0.3	—
Restructuring and Special Charge Asset Write-Offs	—	5.0
Changes in Assets and Liabilities:
Decrease in Accounts Receivable	19.3	6.8
Decrease (Increase) in Prepaid Expenses and Other Current Assets	7.2	(3.3)
(Increase) Decrease in Other Assets	(3.0)	4.4
Decrease in Accrued Compensation and Related Items	(5.3)	(21.6)
(Decrease) Increase in Accounts Payable and Other Accrued Liabilities	(5.4)	6.7
(Decrease) Increase in Accrued Restructuring Charge	(1.4)	15.0
Decrease in Deferred Revenue	(13.2)	(19.4)
Decrease in Income Taxes Payable	(13.9)	(4.3)

Net Cash Provided by Operating Activities	41.1	43.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(1.1)	(7.0)
Purchase and Development of Computer Software	(19.2)	(24.7)
Other Assets	(1.1)	(11.3)

Net Cash Used in Investing Activities	(21.4)	(43.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Borrowings	—	41.0
Payments on Borrowings	—	(69.0)
Proceeds from Common Stock Options Exercised and Employee Stock Purchase Plan	6.9	1.9
Payments to Acquire Treasury Stock	(2.9)	—

Net Cash Provided by (Used in) Financing Activities	4.0	(26.1)
Effect of Exchange Rate Changes on Cash	1.8	(2.4)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25.5	(28.5)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53.3	43.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78.8	$14.7

NON-CASH FINANCING ACTIVITIES:
Treasury Stock Utilized for Stock Options Exercised and Employee Stock Purchase Plan	$9.4	$2.2

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

American Management Systems, Incorporated
SUPPLEMENTAL CONSOLIDATED REVENUES BY MARKET

Unaudited
(In millions)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Federal Government Agencies	$86.6	$77.6	$254.8	$264.3
State and Local Governments and Education	68.6	74.2	210.1	222.2
Communications, Media and Entertainment	45.7	76.3	151.9	253.4
Financial Services Institutions	30.4	38.3	90.0	137.0
Other Corporate Clients	16.2	15.0	43.8	46.5

Total Revenues	$247.5	$281.4	$750.6	$923.4

Revenues by market for the three months ended September 30, 2002 reflect classification adjustments totaling $1.8 million compared to preliminary amounts previously reported in the Corporation’s earnings release dated October 17, 2002.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Unaudited

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements of American Management Systems, Incorporated (the “Corporation”) have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2001, included in the Corporation’s Annual Report on Form 10-K filed with the SEC on March 29, 2002. The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 – COMPREHENSIVE INCOME

The Corporation accounts for comprehensive income under SFAS No. 130, “Reporting Comprehensive Income.” The components of comprehensive income are as follows (in millions):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

NET INCOME	$8.3	$1.8	$20.2	$11.9
OTHER COMPREHENSIVE (LOSS) INCOME:
Currency Translation Adjustment	(0.4)	1.4	3.9	(3.7)

COMPREHENSIVE INCOME	$7.9	$3.2	$24.1	$8.2

NOTE 3 – EARNINGS PER SHARE RECONCILIATION

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the year. Diluted earnings per share is computed similarly to basic earnings per share except that the weighted average shares outstanding is increased to include the potentially dilutive effect of outstanding options and restricted stock.

The computations for basic and dilutive EPS are as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic EPS
Net Income (Numerator)	$8.3	$1.8	$20.2	$11.9
Weighted Average Shares Outstanding (Denominator)	42.2	41.7	42.0	41.6

Basic EPS	$0.20	$0.04	$0.48	$0.29

Diluted EPS
Net Income (Numerator)	$8.3	$1.8	$20.2	$11.9
Weighted Average Shares and Equivalents:
Weighted Average Shares Outstanding	42.2	41.7	42.0	41.6
Effect of Other Dilutive Securities:
Options	—	0.1	0.1	0.1
Nonvested Restricted Stock	0.2	0.1	0.3	0.3

Total Weighted Average Shares and Equivalents (Denominator)	42.4	41.9	42.4	42.0

Diluted EPS	$0.20	$0.04	$0.48	$0.28

NOTE 4 – GOODWILL — ADOPTION OF SFAS NO. 142

Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 requires the Corporation to perform a transitional goodwill impairment test within six months from the date of adoption. In accordance with the standard, the Corporation completed the transitional goodwill impairment test and determined no impairment charge of goodwill is required. Under SFAS 142, goodwill is to be reviewed at least annually thereafter for impairment; the Corporation has elected to perform this review annually as of January 1.

The following table discloses the reconciliation of reported net income to net income adjusted for goodwill amortization expense (in millions, except per share data).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Reported net income	$8.3	$1.8	$20.2	$11.9
Add back: Goodwill amortization, net of tax	—	0.3	—	0.9

Adjusted net income	$8.3	$2.1	$20.2	$12.8

Basic earnings per share:
Reported earnings per share	$0.20	$0.04	$0.48	$0.29
Goodwill amortization, net of tax	—	0.01	—	0.02

Adjusted earnings per share	$0.20	$0.05	$0.48	$0.31

Diluted earnings per share:
Reported earnings per share	$0.20	$0.04	$0.48	$0.28
Goodwill amortization, net of tax	—	0.01	—	0.02

Adjusted earnings per share	$0.20	$0.05	$0.48	$0.30

NOTE 5 – INCOME TAXES

During the nine months ended September 30, 2002, the Corporation revised its annual effective tax rate from 41% to 33%. An analysis performed by the Corporation, with the support of an outside consultant, of approximately 60 client contracts indicated the Corporation could claim additional research and experimentation tax credits on prior year Federal income tax returns. The calculation of these credits resulted from a thorough analysis of qualifying expenditures and IRS allowability of such credits. The reduced annual effective tax rate reflects the expected value of the tax refunds due from the amended Federal income tax returns.

NOTE 6 – RESTRUCTURING CHARGE

Severance & Benefits

In 2001, the Corporation implemented a restructuring plan and recorded a charge for severance and severance-related costs. As of December 31, 2001, the Corporation had a remaining severance liability of $6.3 million, all of which had been paid as of June 30, 2002. Continuing the Corporation’s efforts to align its workforce with changing market conditions and new business strategies, for the nine months ended September 30, 2002, the Corporation recorded additional charges totaling $17.6 million for severance and severance-related costs primarily as a result of identifying approximately 423 additional staff reductions. Staff reductions include individuals at all levels within the Corporation in both professional service and support functions. During the nine months ended September 30, 2002, the Corporation paid $16.7 million in severance and severance-related costs. Of the 423 additional staff reductions, approximately 338 had been terminated and separated from the Corporation at September 30, 2002. The remaining $7.2 million liability as of September 30, 2002 for severance and severance-related costs is expected to be paid within one year.

Facilities

As of December 31, 2001, the Corporation had a remaining restructuring liability of $17.8 million related to the closure and consolidation of facilities. During the nine months ended September 30, 2002, the Corporation recorded an additional charge of $4.5 million related to changes in estimates primarily attributable to current real estate market conditions and the timing of anticipated subtenant rental agreements. During the nine months ended September 30, 2002, the Corporation made cash payments of $6.1 million. Of the remaining $16.0 million liability at September 30, 2002, $10.6 million represents a noncurrent liability for costs to be incurred through 2010.

Restructuring reserve activities as of and for the nine months ended September 30, 2002 (in millions) were as follows:

	Severance & Benefits	Facilities	Software & Other	Total

Restructuring Liability as of December 31, 2001	$6.3	$17.8	$0.4	$24.5

Restructuring Charge
First Quarter	—	—	—	—
Second Quarter	11.6	—	—	11.6
Second Quarter Change in Estimate	—	4.5	—	4.5
Third Quarter	6.0	—	—	6.0

Total Restructuring Charge	17.6	4.5	—	22.1
Leasehold amortization and related items	—	(0.2)	—	(0.2)
Cash Payments	(16.7)	(6.1)	(0.4)	(23.2)

Restructuring Liability as of September 30, 2002	$7.2	$16.0	$0.0	$23.2

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

AMS believes that the appropriate forum for resolving its dispute over the Thrift Board contract is in the United States Court of Federal Claims (“CFC”), a court of specialized jurisdiction that ordinarily entertains all disputes relating to U.S. Government contracts. To that end, AMS filed suit in the CFC against the United States, which is the contracting party in the Thrift Board contract, seeking reversal of the Thrift Board’s decision terminating the contract for default and asking the court to convert the termination into a termination for convenience. The U.S. Department of Justice is defending the United States in this case. The United States moved to dismiss AMS’s Complaint for lack of jurisdiction, arguing that the Thrift Board is a non-appropriated fund instrumentality (“NAFI”). AMS opposed the Government’s jurisdictional motion. By written opinion and order dated August 30, 2002, the CFC denied the United States’ motion to dismiss, concluding that jurisdiction did, in fact, exist. On September 12, 2002, the United States filed its Answer to AMS’s Complaint, thereby responding to AMS’s claims in the CFC. On November 1, 2002, the United States filed a motion seeking permission from the CFC to immediately appeal the CFC’s August 30, 2002 decision, and an order staying further proceedings in the CFC pending the resolution of any such appeal. AMS intends to oppose the United States’ motion. Management is unable to predict the outcome of the litigation. At September 30, 2002, AMS had approximately $40.4 million of accounts receivable, classified as a long-term contract receivable in Other Assets outstanding under this contract.

On July 16, 2002, AMS submitted a contract termination settlement proposal and claim to the Thrift Board seeking recovery of approximately $58.5 million of unpaid costs and fees incurred in performing the contract and winding it down in accordance with the termination for convenience provisions of the contract. The proposal was submitted pursuant to the instructions given by the Thrift Board’s contracting officer at the time of termination and in accordance with the terms of the contract and the Federal Acquisition Regulation. The submission of a government contractor’s settlement proposal is a routine step in the administrative process of terminating a federal government contract. On August 16, 2002, the Thrift Board denied any liability to pay the settlement proposal and claim. AMS intends to challenge the Thrift Board’s decision with respect to these matters.

NOTE 8 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective January 1, 2003. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Corporation does not believe that the adoption of SFAS 143 will have a significant impact on its financial position or results of operations.

On January 1, 2002, the Corporation adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 also supersedes Accounting Principles Board Opinion No. 30 (“APB 30”), “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The adoption of this standard did not have a material effect on the financial statements.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective January 1, 2003. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” This statement requires that an exit or disposal activity-related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. The Corporation does not believe that the adoption of SFAS 146 will have a significant impact on its financial position or results of operations.

NOTE 9 – SUBSEQUENT EVENTS

On November 11, 2002, the Corporation announced plans to sell its global utilities practice to Wipro, Ltd. for approximately $26 million, as part of the Corporation’s continuing strategy to reposition for growth. The agreement includes the transfer of customers and intellectual property. The transaction, which is scheduled to close prior to year-end, has been approved by the board of directors of both companies and is subject to customary legal approvals and closing conditions.

On November 13, 2002, the Corporation replaced its former $120 million multi-currency bank credit facility with a new $160 million three year multi-currency bank credit agreement that expires on November 13, 2005. The new credit facility is available for general corporate purposes and the Corporation presently has no outstanding borrowings under the facility. The Corporation and certain subsidiaries may borrow funds under the new revolving credit agreement in the approved currencies, subject to certain minimum amounts per borrowing. Interest on such borrowings generally ranges from LIBOR plus 112.5 basis points to 175.0 basis points, depending on the debt-to-EBITDA ratio, as defined in the agreement. The Corporation is required to pay a facility fee ranging from 50 to 65 basis points per annum on the total facility based on the debt-to-EBITDA ratio. The new revolving credit agreement includes covenants relating to the maintenance of certain financial ratios, and may impose restrictions on our ability to pay dividends or make acquisitions, divestitures and investments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated condensed financial statements and notes included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2001.

Forward-Looking Statements and Factors that May Affect Our Business

We have included in this Quarterly Report on Form 10-Q forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks, uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained in these forward-looking statements. These statements are based on our current expectations, estimates and projections. Our use of words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” and similar expressions are generally intended to identify forward-looking statements. The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	A significant or prolonged economic downturn in the U.S. or internationally could have a material adverse effect on our operating results.

•	Disruptions in commercial activities occasioned by actual or threatened terrorist activity or armed conflict could have a significant negative effect on our results of operations.

•	Our inability to complete large projects as expected due to unanticipated delays, re-negotiations, cancellation by the customer, and changing customer requirements and project scope could result in a decline in revenues or profits, a diminution of our professional reputation or legal liability.

•	Our inability to successfully recruit, retain and assimilate entry-level and experienced employees could adversely affect our operating results and our ability to effectively compete and grow our business.

•	Our pricing, revenues and margins could be negatively affected if current or prospective clients decide to undertake fewer information technology systems projects or to consolidate with others in our target markets.

•	We may be unable to realize revenues from benefits-funded contracts in the amounts or at the times expected if our customers are unable to achieve the amount of benefits anticipated due to factors such as economic downturns, tax base erosion or state cutbacks that result in fewer state resources being available to generate profits.

We specifically disclaim any obligation to update these forward-looking statements. These forward-looking statements should not be relied upon as representing our estimates or views as of any subsequent date.

Corporation Overview

AMS is an international business and information technology consulting firm whose customers have included 43 state and local governments, most federal agencies, and hundreds of companies in the Fortune 500. With deep industry experience and technical know-how in all levels of government and throughout the private sector, AMS delivers results that dramatically impact business performance and the relationship between an organization and its customers. Founded in 1970, AMS is headquartered in Fairfax, Virginia with 50 other offices worldwide.

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

We operate as one segment and focus on clients in specific industries, which we call target markets. We have the following five target markets: Federal Government Agencies; State and Local Governments and Education; Communications, Media and Entertainment (formerly New Media and Communications Firms); Financial Services Institutions; and Other Corporate Clients.

Presentation

Revenues
We derive our revenues primarily from contracts for business and information technology solutions. Revenue recognition is based on the terms of our contracts. Revenues on fixed-price contracts are recognized using the percentage-of-completion method based on the percentage of costs incurred to date in relation to total estimated costs. Revenues on cost-reimbursable contracts are recognized to the extent of costs incurred plus a proportionate amount of the fee earned. Revenues on time-and-materials contracts are recognized to the extent of billable rates times hours delivered plus expenses incurred. Revenues from benefits-funded contracts are deferred until it can be predicted with reasonable certainty that the client’s benefit stream will generate amounts sufficient to fund the contract. After that time, revenues from benefits-funded contracts are also generally recognized on a percentage-of-completion basis. Reimbursements, including those relating to travel and other out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses are included in client project expense.

Operating Expenses
Our major types of operating expenses include the following:

•	Client Project expenses include direct expenses to provide services to our clients such as compensation costs, travel and out-of-pocket expenses, and costs for subcontractors.

•	Selling, General and Administrative (“SG&A”) expenses include expenses not directly related to the delivery of client services such as compensation for support personnel, costs for information systems, incentive compensation, selling and marketing expenses, and recruiting and training expenses.

•	Research and Product Support expenses include research and development expenses incurred as part of the software development cycle that are not capitalized as well as support/maintenance of existing software.

•	Depreciation and Amortization expenses include the amortization of internally developed and purchased software and depreciation of furniture, equipment and leasehold improvements. Prior to January 1, 2002 the amortization of goodwill was also included. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS

142”) which was adopted January 1, 2002, requires the discontinuation of goodwill amortization.

•	Restructuring Charge includes expenses associated with implementing our formal restructuring plan.

•	Special Charge includes significant expenses associated with the write-down of certain software assets no longer expected to provide future value and reserves in connection with certain client engagements.

Interest Income/Expense
Interest expense (net of interest income) is related to interest incurred on borrowings and fees on our revolving credit facility. It also includes interest expense related to our deferred compensation plan.

Other Income/Expense
Other income/expense includes activity not related to our primary business. For example, other income/expense includes gains and losses on the disposal of assets, market gains and losses and premium expense on company-owned life insurance policies, and the costs incurred in connection with amending prior year tax returns.

Loss on Equity Investments
Loss on equity investments reflects our share, as a joint venture investor, in the operating results of Competix, Inc.

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated condensed financial statements. The preparation of these interim financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

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

Historical Results of Operations

The following table sets forth the unaudited percentage of revenues represented by items in our unaudited consolidated condensed statements of operations for the periods presented.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

REVENUES	100%	100%	100%	100%

EXPENSES:
Client Project	52.5%	56.7%	53.3%	55.8%
Selling, General and Administrative	31.8%	29.2%	30.8%	29.9%
Research and Product Support	3.9%	3.4%	4.2%	3.0%
Depreciation and Amortization	4.8%	3.7%	4.4%	3.7%

	93.0%	93.0%	92.7%	92.4%
Restructuring Charge	2.4%	4.8%	2.9%	3.9%
Special Charge	—	—	—	0.8%

INCOME FROM OPERATIONS	4.6%	2.2%	4.4%	2.9%
OTHER (INCOME) EXPENSE, NET	0.6%	1.1%	0.4%	0.7%

INCOME BEFORE INCOME TAXES	4.0%	1.1%	4.0%	2.2%
INCOME TAXES	0.7%	0.5%	1.3%	0.9%

NET INCOME	3.3%	0.6%	2.7%	1.3%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues
Revenues for the three months ended September 30, 2002 were $247.5 million, a decrease of $33.9 million, or 12.0%, compared to the same period in 2001. In our Federal Government Agencies market, revenue for the three months ended September 30, 2002 increased $9.0 million compared to the same period in 2001, reflecting, in part, our ability to capitalize on the increase in fiscal year-end spending in government agencies. Revenue in our Other Corporate Clients market increased $1.2 million, compared to the same period in 2001. All other target markets declined from the same period of the prior year as clients reduced or deferred their spending on information technology and consulting services due to the slowdown in the economy and the weak information technology market. Due to the global economic weakening in the telecommunications industry, our Communications, Media and Entertainment market experienced the most significant decline, accounting for 90.3% of the $33.9 million drop in revenues. For the three months ended September 30, 2002, the proportion of our total revenue derived from the public sector was 62.7%, an increase of 8.8%, from the same period in 2001. Approximately 85% of our work continues to come from clients with whom we have performed work previously.

Compared to the same period in 2001, revenues from U.S. clients declined 9.9% to $212.2 million for the three months ended September 30, 2002, while revenues from international clients dropped 23.0% to $35.3 million. Revenues from international clients were derived from work with customers primarily in the Communications, Media and Entertainment and Financial Services Institutions target markets across Europe, Asia and the Pacific Rim. This decline internationally is consistent with the decline in those industries overall. Business with international clients represented 14.3% of our total revenues for the three months ended September 30, 2002, compared to 16.3% for the same period in 2001.

Operating Expenses
Total operating expenses before restructuring charges for the third quarter of 2002 were $230.1 million, a decrease of $31.6 million, or 12.1%, compared to operating expenses before restructuring in the same period in 2001. As a percentage of revenue, operating expenses before restructuring charges were 93.0% for both the three months ended September 30, 2002 and 2001.

Client Project
Client project expenses were $130.0 million for the three months ended September 30, 2002, a decrease of $29.6 million, or 18.5%, compared with the same period in 2001. Client project expenses declined due to the slowdown or conclusion of project work for customers. As a percentage of revenue, client project expenses decreased from 56.7% for the three months ended September 30, 2001 to 52.5% for the three months ended September 30, 2002. Approximately 2% of the 4.2% decrease is related to the recognition of approximately $6 million of revenues for the three months ended September 30, 2002, for which we had no current period client project expenses. Approximately another 1% of the 4.2% decrease in client project expenses as a percentage of revenue is related to our improved collections experience. An analysis of our accounts receivable as of September 30, 2002 concluded that the allowance for doubtful accounts was adequate to cover estimated unknown and known uncollectable accounts. Therefore, no bad debt expense was recorded in the third quarter of 2002, compared with $1.3 million in the third quarter of 2001. In addition, we estimate that our allowance for doubtful accounts is adequate to cover any potential exposure to unpaid accounts receivable relating to telecommunications companies that have seen declining financial performance since September 30, 2002.

Selling, General and Administrative
SG&A expenses were $78.7 million for the three months ended September 30, 2002, a decrease of $3.4 million, or 4.1%, compared with the same period in 2001. The decline was primarily attributable to reductions in incentive compensation and certain staff-related expenses resulting from our cost management efforts throughout 2001 and 2002. Increased business development expenses attributable to our investment in a dedicated, commission-based sales force offset the decline in other SG&A expenses. SG&A expenses as a percentage of revenue were 31.8% and 29.2% for the three month periods ended September 30, 2002 and 2001, respectively.

Depreciation and Amortization
Depreciation and amortization expense increased from $10.5 million for the three months ended September 30, 2001 to $11.8 million for the three months ended September 30, 2002. The $1.3 million increase, or 12.4%, was due to the commencement of amortization of various software assets placed into service during the third quarter of 2002 offset by a $0.5 million reduction of amortization expense related to the discontinuation of goodwill amortization, effective January 1, 2002, as a result of the adoption of SFAS 142.

Restructuring Charge
In a continuing effort to align our workforce with market conditions, primarily with respect to the telecommunications market, we incurred a $6.0 million restructuring charge for the three months ended September 30, 2002. We may incur additional restructuring charges during the remainder of 2002 as we continually re-align our workforce and cost structure to changing information technology services market conditions.

Interest Income/Expense
Interest income, net of interest expense, of $1.0 million for the three months ended September 30, 2002 included $1.4 million of interest income attributable to amended prior year Federal income tax returns claiming additional research and experimentation tax credits. The $1.4 million of interest income was offset in part by interest expense related to our deferred compensation program. For the three months ended September 30, 2001, interest expense, net of interest income, was $1.6 million due to fees on our revolving credit facility and interest on borrowings under our credit facility and term loan agreements.

Other Expense
Other expense of $2.4 million for the three months ended September 30, 2002 included $1.6 million of consulting fees related to the analysis and preparation of amended Federal income tax returns claiming additional research and experimentation tax credits. Other expense was $1.0 million for the three months ended September 30, 2001 largely due to a decrease in the cash surrender value of company-owned life insurance.

Loss on Equity Investments
In late 1998, Competix was established as a joint venture between AMS and the Bank of Montreal to provide online loan application processing services to small and mid-sized financial institutions. Our share of Competix’s losses was $0.4 million for the three months ended September 30, 2001. As of December 31, 2001, we had no remaining investment cost basis in the Competix venture.

Income Taxes
Our effective tax rate decreased from 41% for the three months ended September 30, 2001 to 17% for the three months ended September 30, 2002. The decline was attributable to expected refunds on prior year Federal income tax returns as a result of additional research and experimentation tax credits. We cannot currently estimate what impact, if any, these credits will have on our effective tax rate for 2003.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues
Revenues for the nine months ended September 30, 2002 were $750.6 million, a decrease of $172.8 million or 18.7%, from $923.4 million for the nine months ended September 30, 2001. Revenues for the nine months ended September 30, 2002 in each of our target markets declined from the same period of the prior year as clients reduced or delayed their spending on information technology and consulting services as a result of the slowdown in the economy. The Communications, Media and Entertainment target market accounted for 58.7% of the $172.8 million decline in revenues due to the global economic weakening in the telecommunications industry. The Financial Services Institutions target market also experienced a significant decline in revenues accounting for 27.2% of the $172.8 million decrease in revenues. For the nine months ended September 30, 2002, the proportion of our total revenue derived from the public sector was 61.9%, an increase of 9.2% from the same period in 2001. Approximately 85% of our work continues to come from clients with whom we have performed work previously.

During the first nine months of 2002, business with international clients decreased 33.6% from $149.2 million in the first nine months of 2001 to $99.1 million in the first nine months of 2002. Revenues from international clients were derived from work with customers primarily in the Communications, Media and Entertainment and Financial Services Institutions target markets across Europe, Asia and the Pacific Rim. Compared to the same period in 2001, revenues from U.S. clients declined 15.8% to $651.6 million for the nine months ended September 30, 2002. Business with international clients represented 13.2% of our total revenues for the nine months ended September 30, 2002, compared to 16.2% for the same period in 2001.

Operating Expenses
Total operating expenses before restructuring charges for the first nine months of 2002 were $695.6 million, a decrease of $157.6 million, or 18.5%, compared to operating expenses before restructuring and special charges in the same period in 2001. As a percentage of revenue, operating expenses before restructuring charges were 92.7% for the first nine months of 2002 compared to operating expenses before restructuring and special charges of 92.4% for the first nine months of 2001.

Client Project
Client project expenses were $399.7 million for the nine months ended September 30, 2002, a decrease of $115.1 million, or 22.4%, compared with the same period in 2001. Client project expenses declined due to the slowdown of new and conclusion of existing project work for customers. As a percentage of revenue, client project expenses decreased from 55.8% for the nine months ended September 30, 2001, to 53.3% for the nine months ended September 30, 2002. Approximately 1% of the 2.5% decrease is related to our improved collections experience. An analysis of our accounts receivable as of September 30, 2002 concluded that the allowance for doubtful accounts was adequate to cover estimated unknown and known uncollectable accounts. Therefore, no bad debt expense was recorded in the first nine months of 2002, compared with $6.4 million in the first nine months of 2001. In addition, we estimate that our allowance for doubtful accounts is adequate to cover any potential exposure to unpaid accounts receivable relating to telecommunications companies that have seen declining financial performance since September 30, 2002. Approximately another 1% of the 2.5% decrease in client project expenses as a percentage of revenue is related to the recognition of approximately $6 million of revenues for the three months ended September 30, 2002, for which we had no current period client project expenses.

Selling, General and Administrative
SG&A expenses were $231.5 million for the nine months ended September 30, 2002, a decrease of $44.9 million, or 16.2% compared with the same period in 2001. The decline was primarily attributable to reductions in incentive compensation and certain staff-related expenses resulting from our cost management efforts throughout 2001 and 2002. The focus of these initiatives was to reduce corporate overhead costs to align them with reduced revenue projections. The specific initiatives to reduce these costs included the consolidation, during 2001, of various support functions (human resources, internal information technology, facilities management, communications and marketing) into headquarters-centered groups. These functions were previously decentralized throughout our organization. As a percentage of revenue, SG&A expenses were 30.8% for the nine months ended September 30, 2002 and 29.9% for the nine months ended September 30, 2001.

Research and Product Support
Research and product support expenses were $31.6 million for the first nine months of 2002, an increase of $3.9 million, or 14.1%, compared with the same period in 2001. The increase was primarily due to the inclusion of approximately $5.1 million in expenses, beginning in the second quarter of 2002, to support the customer care and billing software system, Tapestry®. Prior to this time, the costs were included in client project expenses as they were incurred in support of project deliverables for a specific client engagement.

Depreciation and Amortization
Depreciation and amortization expense was $32.8 million for the nine months ended September 30, 2002, a decrease of $1.5 million, or 4.4%, compared with the same period in 2001. This decrease was due to a $1.5 million reduction in amortization expense related to the discontinuation of goodwill amortization, effective January 1, 2002, as a result of the adoption of SFAS 142.

Restructuring Charge
In a continuing effort to match our workforce with market conditions and align our personnel with new business strategies, we incurred a $22.1 million restructuring charge for the nine months ended September 30, 2002. The restructuring charge for the first nine months of 2002 included $17.6 million for severance and severance-related costs and $4.5 million related to changes in estimates, associated with the Corporation’s liability for the closure and consolidation of facilities, primarily attributable to current real estate market conditions and the timing of anticipated subtenant rental agreements.

Special Charge
We incurred no special charge for the nine months ended September 30, 2002. The $7.4 million special charge for the nine months ended September 30, 2001 represented reserves in connection with certain client engagements and the write-down of software assets not expected to provide future value.

Interest Expense
Interest expense was approximately equal to interest income for the nine months ended September 30, 2002. During the same period in 2001, net interest expense increased $3.8 million. During the first nine months of 2002, we accrued $1.4 million of interest income on prior year Federal income tax returns filed with the Internal Revenue Service claiming additional research and experimentation tax credits. The $1.4 million of interest income was offset by the cost of interest related to our deferred compensation program. During the first nine months of 2001, interest expense of $3.8 million included interest on borrowings under the credit facility and term loan agreements, revolving credit facility fees and interest in connection with our deferred compensation program.

Other Expense/Income
Other expense of $2.8 million for the nine months ended September 30, 2002, included consulting fees of $1.6 million for assistance with the analysis and preparation of amended Federal income tax returns claiming additional research and experimentation tax credits. Other expense for the nine months ended September 30, 2002 also included premium expense and a decrease in the cash surrender value of company-owned life insurance. Other income of $0.3 million for the nine months ended September 30, 2001 was related to an insurance benefit associated with company-owned life insurance offset in part by premium expense and a decrease in the cash surrender value of company-owned life insurance.

Loss on Equity Investments
In late 1998, Competix was established as a joint venture between AMS and the Bank of Montreal to provide online loan application processing services to small and mid-sized financial institutions. Our share of Competix’s losses was $3.0 million for the nine months ended September 30, 2001. As of December 31, 2001, we had no remaining investment cost basis in the Competix venture.

Income Taxes
Our effective tax rate decreased from 41% for the nine months ended September 30, 2001 to 33% for the nine months ended September 30, 2002. The decline in our 2002 annual effective tax rate to 33% was attributable to expected refunds on prior year Federal income tax returns as a result of additional research and experimentation tax credits. We cannot currently estimate what impact, if any, these credits will have on our effective tax rate for 2003.

Liquidity and Capital Resources

We provide for our operating cash requirements primarily through cash flow from operations. During the nine months ended September 30, 2002, we had a loan agreement with a group of lenders that provided a multi-currency revolving credit facility not to exceed $120 million, under which there were no borrowings outstanding at September 30, 2002. This bank credit facility was available for general corporate purposes, including working capital borrowings, capital investments and other obligations. During the nine months ended September 30, 2002 we complied with all covenants included in the credit facility.

On November 13, 2002, we signed a new three year unsecured bank credit agreement with a group of lenders that provides a multi-currency revolving credit facility not to exceed $160 million. This credit facility is available for working capital borrowings, capital expenditures, acquisitions, and other corporate purposes. There are presently no borrowings outstanding under this new credit agreement that replaced our previous $120 million multi-currency credit facility mentioned above.

The Corporation and certain subsidiaries may borrow funds under the new revolving credit agreement in the approved currencies, subject to certain minimum amounts per borrowing. Interest on such borrowings will generally range from LIBOR plus 112.5 basis points to 175.0 basis points, depending on the debt-to-EBITDA ratio, as defined in the agreement. The Corporation is required to pay a facility fee ranging from 50 to 65 basis points per annum on the total facility based on the debt-to-EBITDA ratio.

The new revolving credit agreement includes covenants relating to the maintenance of certain financial ratios, and may impose restrictions on our ability to pay dividends or make acquisitions, divestitures and investments. The new revolving credit agreement expires on November 13, 2005.

Our total cash and cash equivalents increased $25.5 million, or 47.8%, to $78.8 million at September 30, 2002 when compared with December 31, 2001. The increase in cash and cash equivalents was due to $41.1 million in cash provided by operating activities, $4.0 million in cash provided by financing activities and $1.8 million related to the positive effect of exchange rate changes. These increases were offset by $21.4 million of cash used in investing activities during the nine months ended September 30, 2002, predominantly related to investments in the development of computer software and investments to expand our strategic alliances in the financial services market.

Net cash provided by operating activities was $41.1 million during the nine months ended September 30, 2002, a decrease of $1.9 million from the nine months ended September 30, 2001. Net cash used in investing activities was $21.4 million for the nine months ended September 30, 2002, compared to $43.0 million for the nine months ended September 30, 2001. The decline primarily was due to reduced investments in the purchase and development of computer software and reduced investments in strategic alliances in the financial services market. Net cash provided by financing activities was $4.0 million for the nine months ended September 30, 2002, compared to net cash used in financing activities of $26.1 million for the nine months ended September 30, 2001. The increase in cash provided by financing activities was due to the elimination of payments on borrowings and increased cash from stock option exercises and the Employee Stock Purchase Plan.

We enter into large, long-term contracts and, as a result, periodically maintain individually significant receivable balances with certain major clients. At September 30, 2002, we had approximately $40.4 million in accounts receivable, classified as a long-term contract receivable in Other Assets, under a predominantly cost-plus incentive fee contract with the Thrift Board. See Part II, Item 1, Legal Proceedings, for a discussion of pending litigation involving the Thrift Board. Also, we had approximately $23.6 million of accounts receivable under a benefits-funded contract with a single customer. No other single customer represents greater than 10% of outstanding receivables.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is hereby incorporated by reference to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002. There have been no material changes in our market risk from that disclosed in our 2001 Form 10-K.

Item 4.  Controls and Procedures

Within the 90-day period prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s filings under the Securities Exchange Act of 1934, as amended.

There have been no significant changes in the Corporation’s internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Corporation carried out its evaluation.

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

American Management Systems, Inc. v. United States, No. 01-586 (Fed. Cl.). AMS believes that the appropriate forum for resolving its dispute over the Thrift Board contract is in the United States Court of Federal Claims (“CFC”), a court of specialized jurisdiction that ordinarily entertains all disputes relating to U.S. government contracts. To that end, AMS filed suit in the CFC against the United States, which is the contracting party in the Thrift Board contract, seeking reversal of the Thrift Board’s decision terminating the contract for default and asking the court to convert the termination into a termination for convenience. The U.S. Department of Justice is defending the United States in this case. The United States moved to dismiss AMS’s Complaint for lack of jurisdiction, arguing that the Thrift Board is a non-appropriated fund instrumentality (“NAFI”). AMS opposed the Government’s jurisdictional motion. By written opinion and order dated August 30, 2002, the CFC denied the United States’ motion to dismiss, concluding that jurisdiction did, in fact, exist. On September 12, 2002, the United States filed its Answer to AMS’s Complaint, thereby responding to AMS’s claims in the CFC. On November 1, 2002, the United States filed a motion seeking permission from the CFC to immediately appeal the CFC’s August 30, 2002 decision, and an order staying further proceedings in the CFC pending the resolution of any such appeal. AMS intends to oppose the United States’ motion.

Other Procedural Matters Relating to the Thrift Board. On July 16, 2002, AMS submitted a contract termination settlement proposal and claim to the Thrift Board seeking recovery of approximately $58.5 million of unpaid costs and fees incurred in performing the contract and winding it down in accordance with the termination for convenience provisions of the contract. The proposal was submitted pursuant to the instructions given by the Thrift Board’s contracting officer at the time of termination and in accordance with the terms of the contract and the Federal Acquisition Regulation. The submission of a government contractor’s settlement proposal is a routine step in the administrative process of terminating a federal government contract. On August 16, 2002, the Thrift Board denied any liability to pay the settlement proposal and claim. AMS intends to challenge the Thrift Board’s decision with respect to these matters.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On November 8, 2002, the Corporation announced that it was awarded a $156 million/seven year contract by the New York City Department of Finance to operate and maintain the City’s parking violation data processing system. A copy of the press release announcing the contract is attached hereto as Exhibit 99.3.

On November 11, 2002, the Corporation announced plans to sell its global utilities practice to Wipro, Ltd. for approximately $26 million, as part of the Corporation’s continuing strategy to reposition for growth. The agreement includes the transfer of customers and intellectual property. The transaction, which is scheduled to close prior to year-end, has been approved by the board of directors of both companies and is subject to customary legal approvals and closing conditions. A copy of the press release announcing the divestiture is attached hereto as Exhibit 99.4.

On November 13, 2002, the Corporation replaced its former $120 million multi-currency bank credit facility with a new $160 million three year multi-currency bank credit agreement that expires on November 13, 2005. The new credit facility is available for general corporate purposes and the Corporation presently has no outstanding borrowings under the facility. The Corporation and certain subsidiaries may borrow funds under the new revolving credit agreement in the approved currencies, subject to certain minimum amounts per borrowing. Interest on such borrowings will generally range from LIBOR plus 112.5 basis points to 175.0 basis points, depending on the debt-to-EBITDA ratio, as defined in the agreement. The Corporation is required to pay a facility fee ranging from 50 to 65 basis points per annum on the total facility based on the debt-to-EBITDA ratio. The new revolving credit agreement includes covenants relating to the maintenance of certain financial ratios, and may impose restrictions on our ability to pay dividends or make acquisitions, divestitures and investments.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

The Exhibits set forth in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MANAGEMENT SYSTEMS, INCORPORATED

Date: 11/13/02	/s/ Alfred T. Mockett Alfred T. Mockett Chairman and Chief Executive Officer

Date: 11/13/02	/s/ John S. Brittain, Jr. John S. Brittain, Jr. Executive Vice President, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Alfred T. Mockett, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Management Systems, Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/13/02	/s/ Alfred T. Mockett Alfred T. Mockett Chairman and Chief Executive Officer

I, John S. Brittain, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Management Systems, Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/13/02	/s/ John S. Brittain, Jr. John S. Brittain, Jr. Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

10.	Material Contracts

	10.1	Employment Agreement, dated as of July 1, 2002, between the Corporation and Larry R. Seidel (filed herewith).

	10.2	Employment Agreement, dated as of August 5, 2002, between the Corporation and Richard C. Lottie (filed herewith).

	10.3	Retirement Agreement, dated as of October 16, 2002, between the Corporation and William M. Purdy (filed herewith).

	10.4	Separation Agreement, dated as of August 30, 2002, between the Corporation and Patrick W. Gross (filed herewith).

99.	Additional Exhibits

	99.1	Certification of Chief Executive Officer (filed herewith).

	99.2	Certification of Chief Financial Officer (filed herewith).

	99.3	Press Release (filed herewith).

	99.4	Press Release (filed herewith).