Form 10-K
period 2002-12-31
AMERICAN MANAGEMENT SYSTEMS INC
filed 2003-03-31
CIK 310624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From: ________To: ________

Commission File Number: 0-9233

American Management Systems, Incorporated
(Exact name of registrant as specified in its charter)

Delaware	54-0856778
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

4050 Legato Road
Fairfax, Virginia	22033
(Address of principal executive office)	(Zip code)

(703) 267-8000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
                                                       Common Stock, par value $0.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X  No __

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2002 was $788,581,010.

The number of shares of the registrant’s common stock outstanding as of March 24, 2003 was 42,379,461.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s Annual Meeting of Stockholders to be held May 9, 2003 are incorporated by reference into Part III of this Form 10-K.

i

ii

PART I

ITEM 1.     BUSINESS

Overview

American Management Systems, Incorporated, a global business and information technology consulting firm, was incorporated in the State of Delaware on February 2, 1970. We use the terms “AMS,” “we,” “our,” and “us” to refer to American Management Systems, Incorporated and its subsidiaries. Our mission is to partner with customers to improve their business performance through the intelligent use of information technology. Our business approach blends deep industry knowledge with strategic services, technology innovation and project delivery expertise to help business and government collect revenues, improve customer relationships, reduce risk, cut costs, and comply with complex regulatory requirements. Our key solutions include business consulting, IT solutions and outsourcing.

AMS serves clients worldwide. In order to serve clients outside of the United States, AMS has expanded internationally by establishing subsidiaries or foreign branches. Exhibit 21 of this Form 10-K provides a complete listing of all twenty-six active AMS subsidiaries (and branches). Revenues attributable to AMS’s international clients were approximately $132.6 million in 2002, $189.6 million in 2001 and $196.3 million in 2000. Additional financial information regarding revenues from international customers, long-lived assets, and deferred tax assets by geographic areas of operation is provided in Notes 18 and 11 of the consolidated financial statements appearing in Part II, Item 8 of this Form 10-K.

We operate as one segment and focus on clients in specific industries, called our target markets. We have the following five target markets: Federal Government Agencies; State and Local Governments and Education; Communications, Media and Entertainment (formerly New Media and Communications Firms); Financial Services Institutions; and Other Corporate Clients.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Exchange Act are made available free of charge on our internet websire at ams.com as soon as reasonably practicable after we electronically file such material with, or furnish it to , the Securities and Exchange Commission.

Federal Government Agencies

AMS provides information technology solutions to help U.S. defense, military, and civilian agencies and civilian government contractors upgrade and integrate legacy systems, streamline processes and secure information. AMS’s long-term relationships with federal government agencies continue to enhance a deep industry expertise that is central to providing management consulting and systems integration services. AMS’s key services in this target market include acquisition and procurement systems, customer relationship management and enterprise contract and financial management.

State and Local Governments and Education

We provide information technology consulting and systems integration services to state and local governments as well as many universities and school districts. AMS provides these organizations industry experience and expertise in the following areas: digital government, tax and revenue, health and human services, public safety and transportation, and administrative and financial management. Our innovative, benefits-funded contracting options enable state governments to do more with less.

Communications, Media and Entertainment

AMS markets systems consulting and integration services to local exchange carriers, integrated communications providers, internet service providers, cable companies, wireless operators as well as content, media and entertainment companies. Our services in this target market include billing, churn management, credit risk and collections, enterprise application security, mobile data, order management, outsourcing and real-time enterprise integration. Using our products and services, businesses in this industry are addressing their most pressing challenges in today’s economy: decreasing revenues, controlling costs and reducing risk.

Financial Services Institutions

We enable banks, insurance companies and retail investment firms to shift from merely selling products to providing integrated services with proven technology and effective execution of business strategy. AMS specializes in credit services, trade services and payments, insurance solutions and retirement services for these clients. AMS partners with best-in-class technology firms such as EISI, Filenet, Marketswitch, Siebel Systems and SunGard.

Other Corporate Clients

AMS provides technology solutions to healthcare enterprises and firms in other industries. Our key services for our other corporate clients include workflow automation, system consolidation, and information technology planning and implementation.

Employees

Our success is highly dependent on our ability to continue to attract and retain qualified employees. As of December 31, 2002, we had approximately 6,300 employees worldwide. We are committed to the professional development of our employees through continuing education. In 1998, AMS University (AMSU) was founded, a company-wide leadership and professional development initiative. AMSU provides staff members at all levels with the skills they need to advance to higher positions, and keep up to date on leadership, management, technology, and other essential areas. During 2002, we introduced the company-wide balanced scorecard program that creates systemized performance assessments and aligns individual performance with our company goals. Our employees are not represented by any labor union.

Patents, Trademarks and Licenses

A significant component of AMS’s business is the development of proprietary software products. We expended $51.7 million, $55.1 million, and $75.5 million in 2002, 2001, and 2000, respectively, for research and development associated with proprietary software. These products may be licensed as a stand-alone application, as elements of custom tailored systems, or integrated with a variety of other systems as part of an enterprise information technology architecture. In addition to proprietary software, we have developed proprietary methodologies, techniques, and practices that are routinely used to deliver solutions for clients. AMS has established policies and practices related to the use and protection of proprietary and confidential information and intellectual property. We protect our intellectual assets through appropriate contractual arrangements with employees and third parties, as well as reliance on trade secret, copyright, patent and trademark laws.

AMS holds a number of patents and pending patent applications of various durations in the United States and other countries in which we conduct business. While AMS’s various proprietary intellectual property rights are valuable to us and important to our success, we believe our business as a whole is not materially dependent on any particular patent, trademark or license.

Contracts

A significant portion of our contracts is for large systems integration projects that often provide for the integration and customization of core software. These contracts generally include the sale of software, integration services, training and maintenance. Large systems integration projects are often structured in phases (design, development and implementation) for delivery and contract management purposes. Occasionally these phases are negotiated and contracted separately, with client acceptance at the end of each phase. More often, these phases are negotiated and contracted at the same time. AMS pioneered an innovative approach for our state and city revenue or taxation clients to finance their projects, called benefits-funded contracts. This type of contract is generally contracted based upon a fixed price, however, the amounts due to us are payable from actual monetary benefits derived by the client.

In addition to these large systems integration projects, we also enter into contracts to provide off-the-shelf software and training and consulting services. For these types of contracts, revenues are generally recognized on the basis of unit rates for time-and-materials used, a fixed or ceiling price, or reimbursement of costs plus a fixed fee. In most cases, we receive monthly or milestone progress payments.

Disclosures Regarding Forward-Looking Statements

Investors are cautioned that this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations that are based on our current expectations, estimates and projections. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” and similar expressions are used to identify these forward-looking statements. These statements are subject to risks, uncertainty and changes in circumstances. Forward-looking statements are based on assumptions as to future events that may not prove to be accurate. Actual results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for this include changes in general economic and political conditions, including fluctuations in exchange rates, and the factors discussed below under the section entitled “Risk Factors.” We specifically disclaim any obligation to update these forward-looking statements. These forward-looking statements should not be relied upon as representing our estimates or views as of any subsequent date.

RISK FACTORS

Risks Related to Our Industry

The current economic downturn has caused, and future economic downturns may cause, our revenues to decline.
Our revenues declined $196.6 million during fiscal year 2002. We continue to operate in a challenging economic environment in the United States and abroad. Disruptions in commercial activities occasioned by actual or threatened terrorist activity or armed conflict, could have a material adverse effect on our operating results. AMS has implemented a restructuring plan to reduce costs and align our workforce with changing market conditions and new business strategies. As a result of these efforts, costs have begun to be more closely aligned with reduced revenue levels in the business. However, current and future cost-management initiatives may not be sufficient to maintain our margins if the current challenging economic environment is prolonged.

The level of business activity of our clients, which is affected by economic conditions, affects our results of operations. We cannot predict the impact that the current global economic downturn will have on our future revenues, nor can we predict when economic conditions will improve. During an economic downturn, such as the one we are experiencing now, our clients and potential clients often cancel, reduce or defer existing contracts and delay entering into new engagements. In general, companies also decide to undertake fewer information technology systems projects during difficult economic times, resulting in limited implementations of new technology and smaller engagements. Because there are fewer engagements in a downturn, competition usually increases and pricing for services may decline as competitors, particularly companies with significant financial resources, decrease rates to maintain or increase their market share in our industry. Our pricing, revenues and profitability could be negatively affected as a result of these factors.

Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology.
 Rapidly changing technologies such as frequent new product and service introductions and evolving industry standards characterize our market. If we cannot keep pace with these changes, our business could suffer.

Our success will depend, in part, on our ability to develop and implement management and technology services that anticipate and keep pace with rapid and continuing changes in technology, evolving industry standards and changing client preferences. Our success will also depend on our ability to develop and implement ideas for the successful application of existing and new technologies. We may not be successful in anticipating or addressing these developments on a timely basis or our ideas may not be successful in the marketplace. Also, products and technologies developed by our competitors may make our services less competitive or obsolete. Any one of these circumstances could have a material adverse effect on our ability to obtain and successfully complete client engagements.

The consulting, technology and outsourcing markets are highly competitive, and we may not be able to compete effectively.
 AMS operates in an intensely competitive market. The reduced demand by customers for information technology and consulting services has resulted in fierce competition among service providers to win business. Based on revenues and the number of consultants we have, we are smaller than some of our competitors, which gives them a competitive advantage over us. Many of our competitors are taking greater advantage of the lower labor costs in certain countries to allow them to reduce prices. Our competitors primarily include consulting and other professional service firms and system integration firms. In addition, prospective clients may decide to use their own staff to perform projects rather than engage an outside firm.

Our industry is experiencing rapid changes in its competitive landscape. Some of our competitors have sought access to public and private capital and others have merged or consolidated with better-capitalized partners. These changes may create more or larger and better-capitalized competitors with enhanced abilities to address client needs and compete more effectively for market share, geographic presence, skilled professionals, and large-scale government contracts. Any of these circumstances could result in price reductions, reduced profitability, and loss of market share for us.

Our success is highly dependent on our ability to recruit and retain talented employees.
 Our business involves the delivery of professional services and is highly labor-intensive. Our success depends largely on our ability to attract, develop, motivate and retain highly skilled professionals. To attract and retain the number of employees we need to grow our business, we may have to increase our compensation levels in the future. This would adversely affect our operating margins.

For 2002, our annual voluntary turnover rate for total staff was approximately 10.9%, a decline of 3.9% from the prior year. If we were to experience the loss of a significant number of our professionals in the future, it could adversely affect our operating results, including our ability to obtain and successfully complete important client engagements, effectively compete, or grow our business.

Risks Related to Our Business

We rely on relatively few customers for a significant portion of our business.
 We rely on a few large customers, particularly U.S. federal government agencies and departments, to provide a substantial portion of our revenues. Contracts with U.S. federal government agencies and departments accounted for 34.8%, 28.9%, and 27.6% of our revenues in 2002, 2001 and 2000, respectively. We believe that federal government contracts will continue to be a source of a significant amount of our revenues for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government would cause serious harm to our business. Among the key factors in maintaining our relationships with federal government agencies are our performance on individual contracts and delivery orders, the strength of our professional reputation, the relationships of our key executives with client personnel and our compliance with complex procurement laws and regulations related to the formation, administration and performance of federal government contracts. In addition, our failure to obtain and maintain necessary security clearances may limit our ability to perform classified work for government clients, which could cause us to lose business. Security breaches in sensitive government systems we have developed also could damage our reputation and eligibility for additional work and expose us to significant losses. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more of our key clients, particularly in our Federal Government Agencies target market, are impaired, our revenues and operating results could be materially harmed. Reductions, delays or cancellations from one or more of these significant clients, or the loss of one or more of these clients, would have a material adverse effect on our revenues, profitability and cash flow.

During 2002 and 2001, the global telecommunications market significantly deteriorated, reflecting a significant decrease in capital spending. Our sales and results of operations have been adversely affected by this market deterioration. Of our $196.6 million drop in revenues from 2001 to 2002, $124.7 million, or 63.4%, was due to lower revenues in our Communications, Media and Entertainment target market. If capital investment levels by telecommunication firms continue to decline, or if our Communications, Media and Entertainment target market does not improve, or improves at a slower pace than we anticipate, our revenues and profitability could be adversely affected.

Adverse changes in federal government fiscal spending could have a negative effect on our business.
 Changes in federal government spending policies or budget priorities could directly affect our financial performance. Among the factors that could harm our federal government contracting business are:

•	curtailment of the federal government’s use of consulting and technology services firms;

•	a significant decline in spending by the federal government, in general, or by specific departments or agencies in particular;

•	the adoption of new laws or regulations that affect companies that provide services to the federal government;

•	delays in the payment of our invoices by government payment offices; and

•	general economic and political conditions.

These or other factors could cause federal government agencies and departments to reduce their purchases under contracts, to exercise their right to terminate contracts, to issue temporary stop work orders, or not to exercise options to renew contracts, any of which would cause us to lose future revenues. We have contracts in place with many federal departments and agencies, and federal government spending reductions or budget cutbacks at these departments or agencies could materially harm our continued performance under these contracts, or limit the award of additional contracts from these agencies.

Profitability on our contracts may be adversely affected by project-related risks.
 We may not be profitable if we do not accurately estimate the cost of large engagements that are conducted on a fixed-price basis. A significant percentage of our engagements are performed on a fixed-price basis. Billing for fixed-price engagements is made in accordance with the contract terms agreed to with our client. Revenues are recognized based on the percentage of costs incurred to date in relation to total estimated costs to be incurred over the duration of the respective contract. When making proposals for these types of engagements, we rely on our estimates of costs and timing for completing the projects. These estimates reflect our best judgment regarding the efficiencies of our methodologies and professionals as we plan to apply them to the projects. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-price contracts, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable.

Our contracts can be terminated by our clients with short notice. Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts. Generally, our clients can terminate our contracts without penalty upon written notice and with appropriate compensation to AMS for actual work performed. Longer-term, larger and more complex contracts typically provide for reimbursement of termination costs such as employee relocation expenses and lease termination penalties. Additionally, large client projects involve multiple engagements or phases, and there is a risk that a client may choose not to retain us for additional phases of a project or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client or the economy generally. When contracts are terminated, we lose the associated future revenues and we may not be able to recoup all associated costs.

Federal government contracts contain provisions giving government clients a variety of rights that are unfavorable to us, including the ability to terminate a contract at any time for convenience. Federal government contracts contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. These rights and remedies allow government clients, among other things, to:

•	reduce or modify contracts;

•	terminate our facility security clearances and thereby prevent us from receiving classified contracts;

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	prohibit future awards with a particular agency due to a finding of organizational conflict of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors;

•	subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit bids for the reduction or modification of the awarded contract; and

•	suspend or debar us from doing business with the federal government or with a particular governmental agency.

If a government client terminates one of our contracts for convenience, we may recover, at most, only our incurred or committed costs, settlement expenses, and profit on work completed prior to the termination. If a federal government client were to unexpectedly terminate or cancel one or more of our significant contracts, decline to exercise an option to renew a multi-year contract, or suspend or debar us from doing business with government agencies, we could experience a material decline in our revenues.

Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs.
Our profitability on time-and-materials contracts is a function of the rates we are able to charge for our services and the utilization rate, or chargeability, of our professionals. Accordingly, if we are not able to maintain the rates we charge for our services or an appropriate utilization rate for our professionals, our profitability will suffer. The rates we are able to charge for our services are affected by a number of factors, including:

•	our clients’ perception of our ability to add value through our services;

•	introduction of new services or products by us or our competitors;

•	pricing policies of our competitors and other competitive factors; and

•	general economic conditions.

Our utilization rates are also affected by a number of factors, including:

•	our ability to transition employees from completed projects to new engagements;

•	our ability to forecast demand for our services and thereby maintain an appropriately sized workforce; and

•	our ability to manage attrition.

Our profitability is also a function of our ability to control our costs and improve our efficiency. As we increase the number of our professionals and execute our strategy for growth, we may not be able to manage a significantly larger and more diverse workforce, control our costs or improve our efficiency.

There are risks inherent in a strategy that includes the acquisition of other businesses.
 One of our strategies is to pursue growth through acquisitions. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate. The integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations. Integrating personnel with disparate business backgrounds and combining different corporate cultures may increase the difficulties of integration. We also may not realize cost efficiencies or synergies that we anticipate when selecting our acquisition candidates. Acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition which could reduce our future reported earnings.

We may face legal liabilities or damage to our professional reputation from claims made against our work.
 We create, implement and maintain information technology solutions that are often critical to the operations of our clients’ businesses. Our ability to complete large projects as expected often is adversely affected by unanticipated delays, renegotiations, and changing customer requirements or project delays. Such problems could subject us to legal liability, which could adversely affect our business, operating results and financial condition, as well as cause a diminution of our professional reputation. We typically include provisions in our contracts which are designed to limit our exposure to legal claims relating to our services and the applications we develop. These provisions may not protect us or may not be enforceable under some circumstances or under the laws of some jurisdictions.

Our profitability may decline due to financial and operational risks inherent in worldwide operations.
 We have offices in 12 countries around the world. AMS subsidiaries are incorporated in 16 foreign countries. Approximately 13.4% of our revenues in 2002, 16.0% in 2001 and 15.3% in 2000 were attributable to international activities. As a result, we are subject to the following risks:

•	currency fluctuations;

•	price controls or restrictions on exchange of foreign currency;

•	the burdens of complying with a wide variety of national and local laws;

•	differences in, and uncertainties arising from, local business culture and practices;

•	multiple, and sometimes conflicting, laws and regulations, including tax laws;

•	operating losses incurred in certain countries as we develop our international service delivery capabilities and the non-deductibility of those losses for tax purposes;

•	the absence in some jurisdictions of effective laws to protect our intellectual property rights;

•	restrictions on the movement of cash and other assets;

•	restriction on the import and export of certain technologies;

•	restrictions on the repatriation of earnings; and

•	political, social and economic instability.

Any or all of these risks could impact our global business operations and cause our profitability to decline.

Our services or solutions may infringe upon the intellectual property rights of others.
 We cannot be sure that our services and offerings do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us. These claims may be costly, harm our reputation, and prevent us from offering some services and offerings. Historically, in some of our contracts, we have agreed to indemnify our clients for certain expenses or liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities may be greater than the revenues we receive from the client. Any claims or litigation in this area, whether we ultimately win or lose, could be time-consuming and costly, injure our reputation, or require us to enter into royalty or licensing arrangements. Any limitation on our ability to sell or use products or services that incorporate challenged software or technologies could cause us to lose revenue-generating opportunities or require us to incur additional expenses to modify solutions for future projects.

We have only a limited ability to protect our intellectual property rights.
 Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property that we use to provide our services. The laws of some countries in which we conduct business may offer only limited protection of our intellectual property rights. AMS’s general practice is to pursue patent or other appropriate intellectual property protection that is reasonable and necessary to protect and leverage our intellectual assets.

AMS asserts trademark rights in and to our name, product names, logos and other markings used to identify our goods and services in the marketplace. We routinely file for and have been granted trademark registrations from the U.S. Patent and Trademark Office and other trademark offices worldwide.

Despite our efforts, the steps taken to protect our intellectual property may not be adequate to prevent or deter infringement or other misappropriation of intellectual property, and we may not be able to detect unauthorized use of our intellectual property, or take appropriate steps to enforce our intellectual property rights.

ITEM 2.     PROPERTIES

AMS’s corporate headquarters are located in Fairfax, Virginia with 50 offices worldwide. European headquarters are in The Hague, The Netherlands and AMS has offices in 10 other foreign countries. The Company does not own any real property. Substantially all of the Company’s office space is leased under long-term leases with varying expiration dates. AMS currently has facilities in excess of its needs. During 2001 and 2002, the Company consolidated facilities as part of its restructuring plan as discussed in Note 12 of the consolidated financial statements appearing in Part II, Item 8 of this Form 10-K. The restructuring charge associated with this plan included costs to be incurred through 2006 related to facilities that are subleased, or expected to be subleased, at rates below the Company’s costs.

ITEM 3.     LEGAL PROCEEDINGS

Mehle v. American Management Systems, Inc., No. 1:01CV01544 (United States District Court for the District of Columbia), appeal pending. As previously reported in the Company’s periodic filings with the SEC, on July 17, 2001, the Federal Retirement Thrift Investment Board (the “Thrift Board”) gave written notice to AMS stating that the Thrift Board had terminated for default its contract with AMS for development and implementation of an automated record-keeping system for the federal employee Thrift Savings Plan. On the same date, the Thrift Board’s executive director, Roger W. Mehle, purporting to act as “managing fiduciary” of the Thrift Savings Fund, filed a companion lawsuit against AMS relating to AMS’s performance of the contract seeking compensatory damages of $50 million and punitive damages of $300 million, plus re-procurement costs, costs and expenses of litigation (including reasonable attorneys’ fees) and prejudgment interest.

AMS moved to dismiss the lawsuit filed by Mr. Mehle. On November 30, 2001, the United States District Court for the District of Columbia issued an order granting AMS’s motion to dismiss Mr. Mehle’s lawsuit for lack of jurisdiction. Mr. Mehle appealed that order. AMS filed both procedural and dispositive motions with the Court of Appeals. On January 25, 2002, the U.S. Department of Justice filed a motion on behalf of the U.S. Government to intervene which has been granted, and a motion to dismiss Mr. Mehle’s appeal. Both the Government’s motion to dismiss the appeal and AMS’s motion to dismiss the appeal were opposed by Mr. Mehle and are pending. A motion by AMS, whose position was supported by the United States, to strike the appearance of private counsel representing Mr. Mehle, also was filed and was opposed by Mr. Mehle. That motion is also pending. In November 2002, Mr. Mehle resigned from his position as Executive Director of the Thrift Board. As a result, Mr. James Petrick, the Thrift Board’s current Acting-Executive Director, was substituted as the named appellant and the case is now captioned Petrick v. American Management Systems, Inc., No. 01-7197 (United States Court of Appeals for the District of Columbia Circuit). The Court of Appeals heard oral argument on March 7, 2003 and the case has been submitted for decision.

American Management Systems, Inc. v. United States, No. 01-586 (Fed. Cl.). AMS believes that the appropriate forum for resolving its dispute over the Thrift Board contract is in the United States Court of Federal Claims (“CFC”), a court of specialized jurisdiction that ordinarily entertains all disputes relating to U.S. government contracts. To that end, AMS filed suit in the CFC against the United States, which is the contracting party in the Thrift Board contract, seeking reversal of the Thrift Board’s decision terminating the contract for default and asking the court to convert the termination into a termination for convenience. The U.S. Department of Justice is defending the United States in this case. The United States moved to dismiss AMS’s Complaint for lack of jurisdiction, arguing that the Thrift Board is a non-appropriated fund instrumentality. AMS opposed the Government’s jurisdictional motion. By written opinion and order dated August 30, 2002, the CFC denied the United States’ motion to dismiss, concluding that jurisdiction did, in fact, exist. On September 12, 2002, the United States filed its Answer to AMS’s Complaint, thereby responding to AMS’s claims in the CFC. On November 1, 2002, the United States filed a motion seeking permission from the CFC to immediately appeal the CFC’s August 30, 2002 decision, and an order suspending further proceedings in the CFC pending the resolution of any such appeal. AMS opposed this request. On January 9, 2003, the CFC authorized the United States to seek immediate review from the U.S. Court of Appeals for the Federal Circuit (“the Federal Circuit”) and stayed further proceedings in the CFC pending final action by the Federal Circuit on the United States’ request for immediate review. The United States subsequently requested that the Federal Circuit grant immediate review. On February 26, 2003, by written order, the Federal Circuit denied the United States’ request for interlocutory appeal. Following the denial of its request for immediate appellate review, the

United States requested that the CFC revisit its August 30, 2002 opinion and then re-certify the matter to the Federal Circuit. AMS has opposed that request. The issue is now pending before the CFC.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The common stock of American Management Systems, Incorporated, is traded on the NASDAQ over-the-counter market under the symbol AMSY. References to the stock prices are the high and low bid prices during the calendar quarters indicated.

	2002		2001

	High	Low	High	Low

1st Quarter	$20.41	$17.55	$24.63	$16.38
2nd Quarter	$23.33	$17.60	$25.00	$15.25
3rd Quarter	$19.14	$12.32	$25.04	$11.61
4th Quarter	$14.45	$10.71	$19.50	$10.25

The approximate number of stockholders of record of the Company’s common stock as of March 24, 2003 was 2,234.

The Company has never paid any cash dividends on its common stock and does not currently anticipate paying dividends in the foreseeable future. AMS’s current policy is to invest retained earnings in the operation and expansion of its business. Future dividends on the common stock of AMS, if any, will be at the discretion of its Board of Directors and will depend on the Company’s earnings, financial condition, capital requirements, credit facility covenants and other then-existing conditions.

ITEM 6.     SELECTED FINANCIAL DATA

Income Statement Data

	Years Ended December 31,

(In thousands, except per share data)	2002	2001	2000	1999	1998

Revenues	$986,695	$1,183,292	$1,279,328	$1,240,268	$1,057,782
Net Income	$28,206	$15,872	$43,798	$56,885	$51,763
Basic Earnings per Share	$0.67	$0.38	$1.06	$1.36	$1.23
Diluted Earnings per Share	$0.66	$0.38	$1.05	$1.34	$1.21

Balance Sheet Data

	As of December 31,

(In thousands)	2002	2001	2000	1999	1998

Cash and Cash Equivalents	$136,191	$53,347	$43,221	$111,269	$119,300
Total Assets	$622,496	$600,166	$648,280	$612,451	$537,633
Noncurrent Liabilities	$65,764	$74,609	$85,107	$74,206	$61,497
Stockholders’ Equity	$420,025	$376,509	$360,350	$309,491	$291,880

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in Part II, Item 8 of this Annual Report on Form 10-K. We use the terms “AMS,” “we,” “our,” and “us” in this report to refer to American Management Systems, Incorporated and its subsidiaries.

Overview

We are a global business and information technology consulting firm serving clients worldwide. We partner with customers to improve their business performance through the intelligent use of information technology. Our business approach blends deep industry knowledge with strategic services, technology innovation and project delivery expertise to help business and government collect revenues, improve customer relationships, reduce risk, cut costs, and comply with complex regulatory requirements. Our key services include business consulting, IT solutions and outsourcing.

We deliver our consulting and system integration services through five industry groups, called target markets, in which we have significant industry knowledge. We invest in emerging technologies through the development of proprietary products and business partnerships. Our focus on specific industries allows us to tailor our offerings to reflect an understanding of the markets in which our clients operate.

We derive our revenues primarily from contracts for business and information technology solutions. The economic environment and level of business activity from our clients affects our revenues. Due to the slowdown in the economy, political uncertainty and weak information technology market during 2001 and 2002, clients reduced or postponed their spending on information technology and consulting services, slowing down the number of new contracts we entered into.

During 2002, we strengthened our leadership team and organizational structure. We created a new sales force to cross-sell our services to customers in all of our target markets. This team added 70 new customers in 2002. We continued to align our costs with market conditions through our restructuring plan and will continue to do so as market demand changes. Future cost-management efforts may not be sufficient to maintain our operating margins given a delayed economic recovery.

In keeping with our strategy to focus on core businesses and invest in areas that complement our strategies, during 2002, we sold our global utilities practice. Additionally, we entered into an agreement to acquire certain assets of Proponix (Canada), Inc. and Proponix (Australia) Pty. Limited, collectively referred to as “Proponix,” a leading provider of back-office letter of credit trade processing for global banks. We expect to close this transaction in March or April of 2003. Additionally, to complement our portfolio of offerings in the Communications, Media and Entertainment target market, we acquired the interconnection gateway software of Quintessent Communications during 2002. This allows AMS to offer full-service interconnection gateway solutions.

In 2002, we transitioned to a matrix business model with horizontal service lines leveraging expertise and efficiencies across all of our vertical target markets. Our service lines, which include Managed Services, Enterprise Integration, and Innovation and Transformation, house our core offerings. The service lines invent, develop and implement offerings across all of our target markets. They also maintain standard methodologies for our offerings and applications and provide expertise to support business development efforts.

Presentation

Revenues
 We derive our revenues primarily from contracts for business and information technology solutions. Our contracts are generally on a fixed-price, time-and-materials or cost-reimbursable basis. With our fixed-price contracts, we believe that we have the ability to produce reasonably dependable estimates regarding the extent of progress towards completion. As such, revenues on these contracts are recognized using the percentage-of-completion basis of accounting based on the percentage of costs incurred in relation to total estimated costs to be incurred over the duration of the contract. These estimates are continuously reviewed during the term of the contract and may result in our revision of recognized revenues and estimated total costs during the period in which changes in circumstances are identified. Revenues on time-and-materials contracts are recognized to the extent of billable rates times hours delivered plus reimbursable expenses incurred. Revenues on cost-reimbursable contracts are recognized to the extent of costs incurred plus a proportionate amount of the fee earned.

Significant portions of our revenues are from contracts that include the sale of our proprietary software solutions, the majority of which relate to large systems integration projects that provide for the integration and customization of our core software. These long-term production-type contracts generally include the delivery of software, integration and customization services, training and maintenance. For these contracts, the entire contract value is generally recognized as revenue using the percentage-of-completion basis of accounting. Large systems integration projects with certain federal clients are structured in phases (e.g., base contract period plus option periods). Option periods for federal client contracts are typically exercised upon government appropriations and at the client’s discretion. These federal contracts require formal acceptance at the end of each phase. Phases may be on a time-and-materials and/or fixed-price basis. Since these federal clients only commit to one phase at a time, we recognize revenue by phase for these contracts.

We also enter into contracts for business purposes that we refer to as benefits-funded contracts. These contracts are similar to our other large systems integration fixed-price contracts; however, the amounts due to us are payable from actual monetary benefits derived by the client. Benefits-funded contracts are used solely in situations where the client receives tangible and quantifiable monetary benefits directly from the new system and processes we implemented. These clients have historically been state or city departments of revenue or taxation, with the systems implemented consisting of new integrated tax systems that enable the organizations to find incremental lost tax revenues. For these contracts, we recognize revenues only to the extent that we can predict, with reasonable certainty, that the benefit stream will generate amounts sufficient to fund the value upon which revenue recognition is based.

Less than ten percent of our revenues include the sale of off-the-shelf software for which there are no significant integration or modification services necessary. These contracts often bundle maintenance or other services along with the sale of the software. Maintenance and product support services sold with software generally provide for minor programming corrections, new releases and help-desk support. The terms of the maintenance agreements vary with each client but maintenance is generally sold for a twelve-month period with renewals occurring annually based upon renewal rates stated in the original contract. For contracts that include off-the-shelf software and maintenance or other services, we assign part of the contract value to each element of the contract based upon its relative fair value and recognize revenues for the license fee once the software has been delivered. Maintenance revenues are recognized ratably over the maintenance period and service revenues are recognized as services are delivered.

Additionally, we enter into contracts with clients that do not include the sale or integration of software. These contracts include general consulting or training and are typically performed on a time-and-materials or cost-reimbursable basis.

Certain of our contracts relate to systems that we implement and host for clients. Revenues are recognized on these contracts in accordance with the contractual terms on a straight-line or transaction-volume basis, as appropriate.

On all of our contracts, expense reimbursements, including those relating to travel and out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of revenues.

Operating Expenses and Gains
 Our major types of operating expenses include the following:

• Cost of Revenues include direct expenses to provide products and services to our clients such as compensation costs, travel and out-of-pocket expenses, costs for subcontractors, amortization of purchased and developed software for external sale to customers, product support and maintenance costs.

• Selling, General and Administrative (“SG&A”) expenses include expenses not directly related to the delivery of products or services such as compensation for support personnel, rent expense, costs for information systems, selling and marketing expenses, recruiting and training expenses, depreciation expense, and amortization expense for internal-use software. Prior to January 1, 2002 the amortization of goodwill was also included. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted January 1, 2002, requires the discontinuation of goodwill amortization.

• Research and Development expenses include research and development expenses incurred as part of the software development cycle that are not capitalized.

• Restructuring Charge includes expenses associated with implementing our formal restructuring plan, primarily relating to employee severance and abandoned facilities.

• Software Asset Impairments include significant expenses associated with the write-down of certain software assets to current net realizable value.

• Gain on Sale of Utilities Practice includes the proceeds, net of expenses, from the sale of our global utilities practice in line with our strategy to exit non-core businesses.

Interest Expense
 Interest expense (net of interest income) is related to interest incurred on borrowings and fees on our revolving credit facility. It also includes interest expense related to our deferred compensation plan.

Other Income
 Other income (net of other expense) includes activity not related to our primary business. For example, other income includes gains and losses on the disposal of assets and market gains and losses and premium expense on company-owned life insurance policies.

Loss on Equity Investments
 Loss on equity investments reflects our share, as a joint venture investor, in the operating results of Competix, Inc.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. Accounting policies and estimates that management believes are most critical to our financial condition and operating results pertain to revenue recognition, net realizable value of software, income taxes and variable compensation. We have discussed the application of these critical accounting policies with our Independent Auditors and the Audit Committee of our Board of Directors.

Revenue Recognition
 Most of our revenues are generated from contractual arrangements, some of which are complex in nature. Many of these contracts require significant revenue recognition judgments, particularly in the areas of progress towards completion, multiple-element arrangements and, primarily with respect to our benefits-funded contracts, collectibility. Our contracts are generally on a fixed-price, time-and-materials or cost-reimbursable basis. Revenues on fixed-price contracts are recognized using the percentage-of-completion basis of accounting based on the percentage of costs incurred in relation to total estimated costs to be incurred over the duration of the contract. Revenues on time-and-materials contracts are recognized to the extent of billable rates times hours delivered plus reimbursable expenses incurred. Revenues on cost-reimbursable contracts are recognized to the extent of costs incurred plus a proportionate amount of the fee earned.

In using the percentage-of-completion basis of accounting for our fixed-price, including benefits-funded, contracts, we make important judgments in estimating total costs to complete the contracts in determining revenue recognition. These judgments underlie our determinations regarding overall contract value and contract profitability. As such, these estimates are continuously reviewed during the term of the contract and may result in our revision of recognized revenues in the period in which changes in circumstances are identified. Circumstances that may result in changes to recognized revenues include changes in estimates of costs required to complete an engagement, changes in staffing mix and changes in client participation, as well as other factors.

Our benefits-funded contracts are similar to our other large systems integration fixed-price contracts with the exception that the amounts due to us are payable from actual monetary benefits derived by the client. As such, these contracts require us to apply judgments in determining whether the full contract value will be funded and what the expected profitability on the contract will be. Benefits-funded contracts are used solely in situations where the client receives tangible and quantifiable monetary benefits directly from the new system and processes we implemented. For these contracts, we recognize revenues only to the extent that we can predict, with reasonable certainty, that the benefit stream will generate amounts sufficient to fund the value upon which revenue recognition is based.

Net Realizable Value of Software
 We develop software for external sale and capitalize the associated software development costs once technological feasibility has been established. We regularly evaluate the net realizable value of capitalized software using the estimated, undiscounted, net cash flows of the underlying products. Asset balances that exceed the expected net realizable value are written off as Software Asset Impairments.

Income Taxes
 Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgments. As a global company with subsidiaries in 16 foreign countries and the U.S., we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. Changes in the geographic mix or estimated levels of annual pre-tax income can affect the overall effective tax rate.

Variable Compensation
 Variable compensation is a significant discretionary expense that is highly dependent upon management estimates and judgments, particularly at each interim reporting date. In arriving at the amount of expense to recognize, management believes it makes reasonable estimates and judgments using all significant information available. Expenses accrued for variable compensation are based on actual quarterly and annual performance versus plan targets and other factors. Amounts accrued are subject to change in future periods until annual results are finalized if future performance is below plan targets or the performance levels anticipated in prior periods.

Historical Results of Operations

The following table sets forth the unaudited percentage of revenues represented by items in our consolidated income statements for the periods presented. Certain amounts reported in previous years have been reclassified to conform with the 2002 presentation.

	Years Ended December 31,

	2002	2001	2000

REVENUES	100%	100%	100%

EXPENSES:
Cost of Revenues	59.0%	61.1%	57.3%
Selling, General and Administrative	32.0%	30.3%	31.6%
Research and Development	2.5%	1.8%	2.3%
Restructuring Charge	2.2%	5.1%	—
Software Asset Impairments	2.0%	2.5%	—
Gain on Sale of Utilities Practice	(2.0)%	—	—
Contract Litigation Settlement (Income) Expense	—	(3.5)%	2.6%

INCOME FROM OPERATIONS	4.3%	2.7%	6.2%

OTHER (INCOME) EXPENSE, NET:
Interest Expense	n/m	0.4%	0.3%
Other Income	n/m	(0.2)%	(0.1)%
Loss on Equity Investments	—	0.2%	0.2%

INCOME BEFORE INCOME TAXES	4.3%	2.3%	5.8%

INCOME TAXES	1.4%	1.0%	2.4%

NET INCOME	2.9%	1.3%	3.4%

n/m = not meaningful

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues
 Revenues for 2002 were $986.7 million, a decrease of $196.6 million, or 16.6%, compared to 2001. Revenues with U.S. clients declined 14.0% to $854.1 million, while revenues from international clients dropped 30.0% to $132.6 million. Revenues with international clients are primarily comprised of work with customers in the Communications, Media and Entertainment and Financial Services Institutions target markets across Europe, Asia and the Pacific Rim. This decline internationally is consistent with the decline in information technology spending in those industries overall. Business with international clients represented 13.4% and 16.0% of our total revenues in 2002 and 2001, respectively.

As a result of the difficult economic and uncertain political environment, our revenues declined in 2002. With the exception of the Federal Government Agencies target market, revenues declined in all of our target markets. See Note 18 of the consolidated financial statements in Part II, Item 8 of this Form 10-K for details. The revenue growth in the Federal Government Agencies target market reflected increased defense-related spending and several large-scale implementations of our federal financial management solution Momentum®. All other target markets declined from the same period of the prior year as clients reduced or deferred their spending on information technology and consulting services due to the slowdown in the economy. Due to the global economic weakening in the telecommunications industry, our Communications, Media and Entertainment target market experienced the most significant decline, accounting for $124.7 million, or 63.4%, of the $196.6 million drop in revenues from 2001 to 2002. Our Financial Services Institutions and State and Local Governments and Education target markets represented $45.8 million and $21.4 million, respectively, of our revenue decline from 2001 to 2002. For 2002, the portion of our total revenues derived from our Federal Government Agencies and State and Local Governments and Education target markets (collectively referred to as Public Sector) was 62.4% in 2002 and 53.8% in 2001. Our Communications, Media and Entertainment and Financial Services Institutions target markets accounted for 19.6% and 12.3%, respectively, of our total 2002 revenues. Approximately 85% of our consolidated revenues came from clients with whom we had performed work previously.

Operating Expenses
 Operating expenses in 2002 were $944.2 million, a decrease of $207.3 million, or 17.5%, from 2001. As a percentage of revenues, operating expenses decreased from 97.3% in 2001 to 95.7% in 2002. During 2001 and 2002, the Company took significant charges for restructuring and software asset impairments and recorded gains on the sale of our utilities practice (2002) and a contract litigation settlement (2001). Excluding these items, operating expenses as a percentage of revenues were 93.5% in 2002 and 93.2% in 2001. We continue to implement cost management initiatives aimed at keeping operating costs in line with our forward view of the market.

Cost of Revenues
 Cost of revenues were $582.0 million in 2002, a decrease of $140.5 million, or 19.4%, compared with 2001. Cost of revenues declined due to the reduction of project work for customers due to the slowdown in the global economy and information technology spending in particular. As a percentage of revenues, cost of revenues were 59.0% in 2002 versus 61.1% in 2001. During 2002, as a result of our evaluation of outstanding receivables at December 31, 2002, we recorded $8.7 million less to bad debt expense in comparison to 2001. This decrease was related to the overall improvement in the status and estimated collectability of our receivables. We estimate that our allowance for doubtful accounts is adequate to cover any potential exposure to unpaid accounts receivable relating to our customers in the telecommunications and other industries that have been experiencing declining financial performance. The 2002 decrease in cost of revenues was partially due to an overall reduction in variable compensation of $9.2 million compared to 2001. It is also representative of the overall decline in revenue. In 2001, cost of revenues included a $5.3 million loss reserve in connection with certain client engagements while 2002 included none. These decreases were partially offset by increased amortization expense of $3.9 million from 2001 to 2002 for purchased software.

Selling, General and Administrative
 SG&A expenses were $315.7 million in 2002, a decrease of $42.9 million, or 12.0%, compared with 2001 and an increase as a percentage of revenues from 30.3% for 2001 to 32.0% for 2002. The decline was primarily attributable to reductions in variable compensation and other staff-related expenses due to our reduced headcount and cost management efforts throughout 2002. The decline was partially offset by higher insurance costs, increased business development expenses attributable to our investment in a new sales force, and $1.9 million of consulting fees related to the analysis and preparation of amended Federal income tax returns for the years 1996 through 2000.

Research and Development
 Research and development expenses were $24.8 million in 2002, an increase of $3.0 million, or 13.6% over 2001 and an increase as a percentage of revenues from 1.8% in 2001 to 2.5% in 2002. This increase was primarily due to the inclusion of $6.7 million of expenses, beginning in the second quarter of 2002, to support our customer care and billing software system, Tapestry®. The increase was partially offset by the transition of several projects from research and development to capitalized development.

Restructuring Charge
 In a continuing effort to match our workforce with market conditions and align our personnel with new business strategies, we incurred a $22.1 million restructuring charge in 2002, or 2.2% of revenues. The charge included $17.6 million for severance and severance-related costs and $4.5 million related to changes in estimates associated with our liability for the closure and consolidation of facilities, primarily attributable to declining real estate market conditions and the timing of anticipated subtenant rental agreements. Restructuring costs were $59.8 million for 2001 or 5.1% of revenues. The charge included $37.8 million for severance and severance-related costs, $20.5 million for the consolidation of facilities and $1.5 million for other related restructuring costs.

Software Asset Impairments
 Software Asset Impairments were $19.6 million in 2002 compared to $29.8 million in 2001. The entire $19.6 million charge in 2002 and $19.2 million of the charge in 2001 was for the write-down of software assets related to our large-scale, enterprise-wide telecommunications billing system, Tapestry®, based on a significant decline in spending in the Communications, Media and Entertainment target market which indicated the assets’ net realizable values were less than their unamortized, capitalized costs. The remaining book value of the Tapestry® asset was $11.3 million as of December 31, 2002. In addition, in 2001, we recorded a $10.6 million charge related to a decline in expected net realizable values of certain other software assets, as well as for software that no longer fit our business strategies.

Gain on Sale of Utilities Practice
 In 2002 we sold our global utilities practice for a net gain of $19.9 million. The divesture was in line with our strategy to exit non-core businesses and generate capital to invest in areas of strategic focus. The assets sold were limited to contracts, certain intellectual property rights, accounts receivable, and a negotiated transfer of certain key employees.

Interest Expense
 Interest expense, net of interest income, decreased $4.3 million, or 92%, from 2001 to 2002 due to lower interest expense because we had no outstanding borrowings under our credit facility or former term loan agreements during 2002. As of December 31, 2002, we had no outstanding borrowings. Net interest expense for 2002 included $1.4 million of interest income attributable to amended prior years Federal income tax returns claiming additional research and experimentation tax credits. The $1.4 million of interest income was offset by interest expense related to our deferred compensation program.

Other Income
 Other income was negligible in 2002 compared to $2.8 million in 2001. The decline was due to the absence in 2002 of gains on life insurance policies of $1.4 million and gains on the disposition of space leases of $1.4 million that were included in other income in 2001.

Income Taxes
 Our effective company-wide income tax rate decreased from 41% for 2001 to 33% for 2002. The decline was attributable to expected refunds on prior years’ Federal income tax returns as a result of additional research and experimentation tax credits. We estimate our effective tax rate for 2003 will be approximately 41%.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues
 Revenues for 2001 were $1,183.3 million, a decrease of $96.0 million, or 7.5%, compared to 2000. Revenues from U.S. clients declined 8.2% to $993.7 million, while revenues from international clients dropped 3.4% to $189.6 million. Revenues with international clients were primarily comprised of work with customers in the Communications, Media and Entertainment and Financial Services Institutions target markets across Europe, Asia and the Pacific Rim. Business with international clients represented 16.0% and 15.3% of our total revenues in 2001 and 2000, respectively.

In 2001, revenues declined in all of our target markets with the exception of Communications, Media and Entertainment revenues, which were flat. See Note 18 of the consolidated financial statements in Part II, Item 8 of this Form 10-K for further discussion. For the first half of 2001, revenues increased $12.9 million, or 2.0%, compared with the first half of 2000. However, the events of September 11th, coupled with the weak information technology market and the troubled global economy significantly affected revenues in the second half of 2001. During the second half of 2001, revenues declined $108.9 million, or 16.8%, when compared to the second half of 2000. In addition, revenues declined in the second half of 2001 as a result of the strategic pause in client work with the Department of Defense on the development of version 5.0 of the Standard Procurement System. The work stoppage with the Thrift Board also contributed to the revenue decline in the second half of 2001. Despite this decline, in 2001, as in preceding years, approximately 85% of our consolidated revenues came from clients with whom we had performed work previously.

Operating Expenses
 Our operating expenses in 2001 were $1,511.5 million, a decrease of $49.1 million, or 4.1%, from 2000. As a percentage of revenues, operating expenses increased from 93.8% in 2000 to 97.3% in 2001. Total operating expenses before restructuring, software asset impairments and contract litigation settlement for 2001 were $1,102.9 million, a decrease of $64.4 million, or 5.5%, compared with 2000. As a percentage of revenues, operating expenses before restructuring, software asset impairments and contract litigation settlement increased from 91.2% in 2000 to 93.2% in 2001.

Cost of Revenues
 Cost of revenues were $722.5 million in 2001, a decrease of $10.6 million, or 1.4%, compared with 2000. Amortization expense for purchased and internally developed software increased $10.7 million compared with 2000. The increase resulted in large part from the inclusion in 2001 of a full year of amortization expense for Tapestry®, which finished development in late 2000. In addition, in 2000 we received a $0.9 million refund related to a software royalty fee that the Company had previously recorded to cost of revenues related to the Bezeq contract. These net increases in expense were offset by $10.1 million in lower variable compensation during 2001. In addition, cost of revenues declined due to the slowdown or conclusion of project work for several large customers. As a percentage of revenues, cost of revenues was 61.1% in 2001 versus 57.3% in 2000. The weakening of the information technology market resulted in intense competition among service providers to win business. This climate fostered fierce price competition that eroded gross profit margins in 2001.

Selling, General and Administrative
 SG&A expenses were $358.6 million in 2001, a decrease of $46.1 million, or 11.4% compared with 2000. As a percentage of revenues, SG&A declined from 31.6% in 2000 to 30.3% in 2001. The decline was attributable primarily to reductions in variable compensation and other staff-related expenses resulting from cost management efforts, including a decrease in our headcount, to bring costs more in line with revenue levels in the business. In addition, in 2001 we recovered court costs of $0.8 million, previously recorded to SG&A, as part of our settlement of the Bezeq contract. This amount slightly offset our other SG&A expenses.

Research and Development
 Research and development expenses were $21.8 million in 2001, a decrease of $7.7 million, or 26.1%, compared with 2000. The decrease was driven by the transition of several projects related to our Federal Government Agencies and State and Local Government and Education target markets from research and development to capitalized development. The decrease was also due to a decline, in fiscal year 2001, of non-capitalized development costs on our next generation customer care and billing software, Tapestry®.

Contract Litigation Settlement
 Contract litigation settlement income was $41.0 million in 2001 compared to $33.2 million of expense in 2000. A charge of $35.2 million recorded in 2000 was related to our settlement of a lawsuit filed by the State of Mississippi. This was offset by insurance recoveries of $2.0 million related to a settlement of the Bezeq contract that occurred in 2000. The income of $41.0 million, net of costs, recorded in 2001, resulted from the resolution of our dispute with National Union Fire Insurance Company described in Note 17 of the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Interest Expense
 Interest expense (net of interest income) was $4.7 million in 2001 compared to $3.4 million in 2000. Interest expense increased 37.7% from 2000 to 2001 due to increased average debt and higher credit facility fees despite lower average interest rates. In addition, we accelerated the payment of our term notes and made corresponding accelerated interest payments that were based on the present value of the remaining interest expense. As of the end of 2001, we had no outstanding borrowings.

Loss on Equity Investments
 In late 1998, Competix was established as a joint venture between AMS and the Bank of Montreal to provide online loan application processing services to small and mid-sized financial institutions. Our share of Competix’s losses was $3.0 million in 2001 compared to $5.9 million in 2000. In 2000, our loss of $5.9 million was partially offset by a $3.5 million gain on the sale of a portion of our investment. As of December 31, 2001, we had no remaining basis in the Competix venture.

Liquidity and Capital Resources

Sources of Cash

Our primary sources of liquidity are cash flows from operations, our $160 million bank credit facility and available cash reserves of $136.2 million as of December 31, 2002.

Bank Credit Facility

During 2002, we had an unsecured revolving credit facility with a group of lenders that provided borrowing capacity not to exceed $120 million, under which no borrowings were outstanding during 2002. This bank credit facility was available for general corporate purposes, including working capital borrowings, capital investments and other obligations. This facility was replaced on November 13, 2002, with a new three-year unsecured revolving bank credit agreement with a group of lenders that provide borrowings not to exceed $160 million. This credit facility is available for working capital borrowings, capital expenditures, acquisitions, and other corporate purposes. At December 31, 2002 no borrowings were outstanding under this new bank credit facility. During 2002, we complied with all covenants included in both credit facilities.

AMS may borrow funds under the new bank credit agreement in the approved currencies, subject to certain minimum amounts per borrowing. Interest rates on such borrowings will generally range from

LIBOR plus 1.13% to 1.75% per annum, depending on our debt-to-EBITDA ratio, as defined in the agreement. We are required to pay a facility fee ranging from 0.50% to 0.65% per annum on the total facility based on our debt-to-EBITDA ratio.

The new bank credit agreement includes covenants relating to the maintenance of certain financial ratios, and imposes restrictions on our ability to pay dividends, repurchase stock, or make acquisitions, divestitures and investments. The new bank credit agreement expires on November 13, 2005.

Cash Flow for the Years Ended December 31, 2002, 2001 and 2000

Our balance of cash and cash equivalents was $136.2 million and $53.3 million at December 31, 2002 and 2001, respectively, an increase of $82.8 million. This increase was due to cash provided by operating activities during 2002 including a $19.9 million net gain on the sale of our global utilities practice, offset primarily by investments in equipment and purchased and developed software.

Net cash provided by operating activities was $105.0 million during 2002, a decrease of $7.2 million from 2001. This decrease was primarily attributable to a significant receipt in 2001 of $41.0 million (net of costs) from a contract litigation settlement with National Union Fire Insurance Company. Offsetting this receipt in 2001, were higher payments for employee variable compensation in 2001 as compared to 2002. Net cash used in investing activities was $31.5 million for 2002, compared to $50.0 million for 2001. The decline primarily was due to reduced investments in the purchase of property and equipment and a reduced rate of investment in a strategic alliance in the Financial Services Institutions target market. Net cash provided by financing activities was $5.2 million for 2002, compared to net cash used in financing activities of $49.4 million for 2001. The increase in cash provided by financing activities resulted from no payments on borrowings occurring in 2002 and an increased inflow of cash from stock option exercises and the Employee Stock Purchase Plan.

Our total cash and cash equivalents at December 31, 2001 increased $10.1 million, or 23%, from $43.2 million at December 31, 2000. This increase was due to cash provided by operating activities, including $41 million (net of costs) from the contract litigation settlement with National Union Fire Insurance Company, offset by investing and financing activities. Investing activities primarily included the purchase of equipment and the purchase and development of computer software. Financing activities included the payoff of our line of credit and the accelerated repayment of all our outstanding term loans, which reduced our debt to zero as of December 31, 2001.

Net cash provided by operating activities was $112.1 million during 2001, an increase of $109.9 million from 2000. This increase was primarily due to a large payment of $35.2 million in 2000 for the settlement of our contract dispute with the State of Mississippi. In 2001 we recovered these costs along with certain other expenses, through a $41.0 million net settlement with our insurance provider. In addition, variable compensation payments were approximately $27 million higher in 2000 versus 2001. Net cash used in investing activities declined $51.1 million in 2001 from $101.1 million at December 31, 2000 due to reduced investments in acquisitions, primarily $20.0 million for Synergy in 2000, and the purchase and development of software. Net cash used in financing activities was $49.4 million in 2001, compared to cash provided by financing activities of $36.7 million during 2000. Cash provided by financing activities during 2000 included proceeds from our line of credit of $88.0 million, offset by repayments of $59.1 million on our term loans and line of credit. Cash used in financing activities during 2001 was primarily due to the $51.5 million repayment, net of borrowings, of all of our outstanding debt.

Significant Client Receivables

We enter into large, long-term contracts and, as a result, periodically maintain significant receivable balances with certain major clients. At December 31, 2002, and 2001 we had approximately $40.5 million in accounts receivable, classified as a long-term contract receivable in Other Assets, under a predominantly cost-plus incentive fee contract with the Thrift Board. See Part II, Item 3, Legal Proceedings of this Form 10-K, for a discussion of pending litigation involving the Thrift Board. At December 31, 2002 and 2001 our three largest individual clients, under numerous contracts, accounted for approximately 62.4% and 52.5% of our accounts receivable. No other single customer represented greater than ten percent of outstanding receivables at the end of fiscal 2002 or 2001.

New Accounting Pronouncements

On January 1, 2002, AMS adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 also supersedes Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The adoption of this Statement did not have a material effect on our financial statements.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) which was effective January 1, 2003. SFAS 146 nullifies Emerging Issues Task Force (“EIFT”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that an exit or disposal activity-related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. We do not believe that the adoption of this Statement will have a significant impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123,” (“SFAS 148”) which was effective for fiscal years ending after December 15, 2002. SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The impact of the adoption of SFAS 148 is the addition of a significant accounting policy in Note 1 to our annual consolidated financial statements. In addition, the disclosures previously only included in our annual report on Form 10-K also will be reported in our quarterly reports on Form 10-Q beginning in 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. This Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. We do not believe that the adoption of FIN 45 will have a significant impact on our financial statements.

In November 2002, the FASB’s EITF finalized EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. To the extent that a deliverable in an arrangement is within the scope of other existing higher-level authoritative literature, EITF 00-21 does not apply. AMS must adopt the provisions of EITF 00-21 for new contracts entered into on or after July 1, 2003. We are presently analyzing the potential impact of applying these provisions to our future contracts, but do not believe that the adoption of EITF 00-21 will have a significant impact on our financial statements.

Outlook

We have a number of strategic imperatives for the coming year which include:

Scale. As our customers grow, they expect us to grow with them. They need to know that we have the depth of resources to deliver. We will achieve scale through a combination of organic growth and strategic acquisitions.

Open application architecture. This involves embracing open standards in our product design so that we can easily integrate off-the-shelf software in our solutions.

Partnerships. This means partnering at all levels – with customers, with our traditional competitors, and with independent software vendors and suppliers.

Annuity revenue streams. We are looking to increase our revenues from multi-year annuity revenue streams. This involves growing our business in managed services and process outsourcing. We can also create multi-year revenues through innovative benefits-funded contracting in both the public and private sector – a concept we pioneered in our State and Local Government and Education target market.

Growth. On balance, the outlook for information technology services appears to show potential for a modest uptick in the coming year. In order to capitalize on the opportunities, we must stay on strategy and continue to execute on our commitments to customers and investors.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and other marketable securities. We manage our exposure to these market risks through the limited use of derivative financial instruments coupled with other strategies. For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have.

Foreign Currency Risk

We conduct our business in a wide variety of currencies and are therefore exposed to foreign currency risk in the ordinary course of business. Approximately 13.4% of our total revenues in 2002, 16.0% in 2001, and 15.3% in 2000 were derived from international clients. Our practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. Our primary foreign currency exposures as of December 31, 2002 and 2001 included the Euro and British Pound. In a further effort to mitigate foreign currency exchange risk, we have established a notional cash pool with a European bank. This arrangement allows us to better utilize our cash resources among our subsidiaries, thereby mitigating foreign currency conversion risks.

In the past, AMS has employed limited hedging of intercompany transactions through derivative instruments (foreign currency swap contracts); however, as of December 31, 2002, we had no such outstanding derivative contracts. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of a hypothetical ten percent change in the value of foreign currencies, assuming no change in interest rates. As of December 31, 2002 and 2001, the result of a uniform ten percent decrease in the values of foreign currency exchange rates against the U.S. dollar for intercompany exposures with all other variables held constant would result in a decrease in the fair value of our foreign currency-denominated operating revenues and expenses of $0.5 million and $1.8 million, respectively.

Interest Rate Risk

Our earnings are affected by changes in interest rates due to the impact those changes have on our interest income from cash and short-term investments and interest expense related to our deferred compensation liability or any borrowings. The interest rate risk associated with our investing activities at December 31, 2002 and 2001 is immaterial in relation to our consolidated financial position, results of operations and cash flows. We have not used derivatives instruments to alter the interest rate characteristics of our investment holdings, deferred compensation liability or borrowings.

Marketable Securities Risk

Our earnings are affected by changes in the market price of marketable securities in our deferred compensation assets. As of December 31, 2002, the effect of a hypothetical ten percent decrease in market price would result in a decrease in other income of $1.0 million. As of December 31, 2001, the effect of a hypothetical ten percent decrease in the market would result in a decrease in other income of $1.9 million. We have not used derivatives instruments to alter the portfolio characteristics of our marketable securities in our deferred compensation assets.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
American Management Systems, Incorporated
Fairfax, Virginia

We have audited the accompanying consolidated balance sheets of American Management Systems, Incorporated and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated income statements, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Management Systems, Incorporated and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

DELOITTE & TOUCHE LLP

McLean, Virginia
February 20, 2003

American Management Systems, Incorporated
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)

Years Ended December 31,	2002	2001	2000

REVENUES	$986,695	$1,183,292	$1,279,328

EXPENSES:
Cost of Revenues	581,958	722,488	733,079
Selling, General and Administrative	315,708	358,616	404,732
Research and Development	24,796	21,822	29,549
Restructuring Charge	22,087	59,780	—
Software Asset Impairments	19,608	29,822	—
Gain on Sale of Utilities Practice	(19,922)	—	—
Contract Litigation Settlement (Income) Expense	—	(41,025)	33,234

INCOME FROM OPERATIONS	42,460	31,789	78,734

OTHER (INCOME) EXPENSE, NET:
Interest Expense	363	4,654	3,381
Other Income	(2)	(2,807)	(1,351)
Loss on Equity Investments	—	3,041	2,470

	361	4,888	4,500
INCOME BEFORE INCOME TAXES	42,099	26,901	74,234

INCOME TAXES	13,893	11,029	30,436

NET INCOME	$28,206	$15,872	$43,798

WEIGHTED AVERAGE SHARES OUTSTANDING	42,032	41,642	41,482

BASIC EARNINGS PER SHARE	$0.67	$0.38	$1.06

WEIGHTED AVERAGE SHARES AND EQUIVALENTS	42,460	41,971	41,913

DILUTED EARNINGS PER SHARE	$0.66	$0.38	$1.05

See Accompanying Notes to Consolidated Financial Statements

American Management Systems, Incorporated
CONSOLIDATED BALANCE SHEETS
(In thousands)

December 31,	2002	2001

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$136,191	$53,347
Accounts Receivable, Net	212,098	246,392
Prepaid Expenses and Other Current Assets	35,126	31,366

Total Current Assets	383,415	331,105

NONCURRENT ASSETS:
Property and Equipment (Net of Accumulated Depreciation and Amortization of $44,751 and $46,741)	24,518	30,937
Purchased and Developed Computer Software (Net of Accumulated Amortization of $136,591 and $101,916)	90,797	119,606
Goodwill, Net	24,331	24,313
Cash Value of Life Insurance	29,830	36,428
Other Assets	69,605	57,777

Total Noncurrent Assets	239,081	269,061

TOTAL ASSETS	$622,496	$600,166

(continued)

See Accompanying Notes to Consolidated Financial Statements

American Management Systems, Incorporated
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

December 31,	2002	2001

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$17,118	$12,096
Accrued Compensation and Related Items	52,674	50,325
Deferred Revenues	26,115	32,877
Accrued Liabilities	14,592	21,831
Accrued Restructuring Charge	7,988	15,723
Income Taxes Payable	1,061	14,190
Deferred Income Taxes	17,159	2,006

Total Current Liabilities	136,707	149,048

NONCURRENT LIABILITIES:
Deferred Compensation and Other	36,364	38,417
Deferred Income Taxes	20,044	27,390
Accrued Restructuring Charge	9,356	8,802

Total Noncurrent Liabilities	65,764	74,609

TOTAL LIABILITIES	202,471	223,657

COMMITMENTS AND CONTINGENCIES — See Note 17

STOCKHOLDERS’ EQUITY:
Preferred Stock ($0.10 Par Value; 4,000,000 Shares Authorized, None Issued or Outstanding)	—	—
Common Stock ($0.01 Par Value; 200,000,000 Shares Authorized, 51,057,214 Issued and 42,324,218 Outstanding at December 31, 2002 and 51,057,214 Issued and 41,697,544 Outstanding at December 31, 2001)	510	510
Capital in Excess of Par Value	80,309	90,822
Unearned Compensation	(2,146)	(4,451)
Retained Earnings	385,063	356,857
Accumulated Other Comprehensive Loss	(14,915)	(22,304)
Treasury Stock, at Cost (8,732,996 Shares at December 31, 2002 and 9,359,660 Shares at December 31, 2001)	(28,796)	(44,925)

Total Stockholders’ Equity	420,025	376,509

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$622,496	$600,166

See Accompanying Notes to Consolidated Financial Statements

American Management Systems, Incorporated
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

						Accumulated
	Common		Capital In			Other		Total
	Stock Shares	Common	Excess of	Unearned	Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Par Value	Compensation	Earnings	Loss	Stock	Equity

Balance at December 31, 1999	41,018	$510	$89,500	$—	$297,187	$(12,158)	$(65,547)	$309,492

Exercise of Common Stock Options	560		(7,201)				16,976	9,775
Tax Effect from Exercise of Common Stock Options and Restricted Stock Issuance			2,518					2,518
Stock Options Granted to Non-Employees			24					24
Shares Issued to Directors	2		(8)				62	54
Currency Translation Adjustment						(5,845)		(5,845)
Unearned Compensation on Restricted Stock			6,783	(6,783)				—
Amortization and Forfeitures of Unearned Compensation				1,507				1,507
Common Stock Repurchased	(192)						(4,537)	(4,537)
Restricted Stock Award	140						3,622	3,622
Net Income					43,798			43,798

Balance at December 31, 2000	41,528	510	91,616	(5,276)	340,985	(18,003)	(49,424)	360,408

Exercise of Common Stock Options	168		(2,404)				4,446	2,042
Tax Effect from Exercise of Common Stock Options and Restricted Stock Issuance			129					129
Shares Issued to Directors	4		(28)				95	67
Currency Translation Adjustment						(4,301)		(4,301)
Unearned Compensation on Restricted Stock			2,708	(2,708)				—
Amortization and Forfeitures of Unearned Compensation			(1,199)	3,533				2,334
Common Stock Repurchased	(2)						(42)	(42)
Net Income					15,872			15,872

Balance at December 31, 2001	41,698	510	90,822	(4,451)	356,857	(22,304)	(44,925)	376,509

Exercise of Common Stock Options	228		(2,124)				5,799	3,675
Tax Effect from Exercise of Common Stock Options and Restricted Stock Issuance			(241)					(241)
Shares Issued to Directors	1		(3)				15	12
Currency Translation Adjustment						7,389		7,389
Treasury Stock Issued Under Employee Stock Purchase Plan	331		(3,557)				7,988	4,431
Unearned Compensation on Restricted Stock			1,116	(1,116)				—
Amortization and Forfeitures of Unearned Compensation			(432)	3,421				2,989
Common Stock Repurchased	(152)						(2,945)	(2,945)
Restricted Stock Award	218		(5,272)				5,272	—
Net Income					28,206			28,206

Balance at December 31, 2002	42,324	$510	$80,309	$(2,146)	$385,063	$(14,915)	$(28,796)	$420,025

See Accompanying Notes to Consolidated Financial Statements.

American Management Systems, Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Years Ended December 31,	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$28,206	$15,872	$43,798
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities
Depreciation	7,551	8,708	9,308
Amortization	37,218	37,354	25,436
Stock Compensation Expense	3,001	2,400	1,507
Loss on Equity Investments	—	3,041	5,936
Deferred Income Taxes	8,368	(15,649)	23,057
Increase in Cash Surrender Value of Life Insurance	(168)	(396)	(947)
Provision for Doubtful Accounts	—	7,725	6,700
Loss on Disposal of Assets	765	575	(23)
Software Asset Impairments and Restructuring Write-offs	19,608	30,010	—
Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	41,577	19,300	(36,444)
Increase in Prepaid Expenses and Other Current Assets	(2,595)	(9,163)	(9,776)
(Increase) Decrease in Other Assets	(6,603)	5,515	(19,558)
(Decrease) Increase in Accounts Payable and Other Accrued Liabilities	(1,740)	5,303	(35,654)
Decrease in Accrued Compensation and Related Items	(2,507)	(20,086)	(6,500)
Decrease in Deferred Revenue	(7,050)	(9,955)	(5,142)
(Decrease) Increase in Accrued Restructuring Charge	(7,181)	24,525	—
(Decrease) Increase in Income Taxes Payable	(13,474)	7,050	518

Net Cash Provided by Operating Activities	104,976	112,129	2,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(1,273)	(7,373)	(13,022)
Purchase and Development of Computer Software	(28,279)	(30,178)	(51,587)
Other Assets	(1,916)	(12,409)	(36,463)

Net Cash Used in Investing Activities	(31,468)	(49,960)	(101,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Borrowings	—	41,000	88,000
Payments on Borrowings	—	(92,482)	(59,143)
Proceeds from Common Stock Options Exercised and Employee Stock Purchase Plan	8,107	2,170	12,390
Payments to Acquire Treasury Stock	(2,948)	(42)	(4,536)

Net Cash Provided by (Used in) Financing Activities	5,159	(49,354)	36,711

Effect of Exchange Rate Changes on Cash	4,177	(2,689)	(5,903)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	82,844	10,126	(68,048)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53,347	43,221	111,269

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$136,191	$53,347	$43,221

NON-CASH AND FINANCING ACTIVITIES:
Tax Effect from the Exercise of Stock Options	$241	$129	$—
Issuance of Treasury Stock for Stock Options Exercised, Employee Stock Purchase Plan, and Restricted Stock	$10,968	$2,310	$10,939

See Accompanying Notes to Consolidated Financial Statements.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands except share and per share amounts)

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

American Management Systems, Incorporated (“AMS” or “the Company”) is an international information technology consulting firm that leverages cross-industry expertise to manage mission-critical information technology, e-business, and systems integration projects. AMS helps clients create value by improving operational efficiencies, enhancing customer or citizen service, and increasing revenues. Founded in 1970, AMS is headquartered in Fairfax, Virginia with approximately 6,300 employees and 50 offices worldwide. European headquarters are in The Hague, The Netherlands, and AMS has staff and offices in ten other foreign countries.

A.     Principles of Consolidation

The consolidated financial statements include the accounts of American Management Systems, Incorporated and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. The equity method of accounting is used for unconsolidated investments in which AMS exercises significant influence over operating and financial policies. All other investments are accounted for under the cost method.

B.     Revenue Recognition

Revenues on time-and-materials contracts are recognized to the extent of billable rates times hours delivered plus expenses incurred. Revenues on cost-reimbursable contracts are recognized to the extent of costs incurred plus a proportionate amount of the fee earned. For fixed-price contracts, where we have the ability to produce reasonably dependable estimates regarding revenues and costs, revenues are recognized using the percentage-of-completion basis of accounting based on the percentage of costs incurred in relation to total estimated costs to be incurred. The estimates utilized on these contracts are continuously updated during the term of the contract and may result in the Company’s revision of recognized revenues and estimated costs in the period in which they are identified.

Large systems integration projects are generally either fixed price or time-and-material contracts that are structured in phases (design, development and implementation) for delivery and contract management purposes. These long-term production-type contracts generally include the delivery of software, integration and customization services, training and maintenance. In accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” because these software licenses require significant production, modification, or customization, the entire arrangement is accounted for in accordance with Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts, using the relevant guidance in SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Because the arrangement is accounted for under SOP 81-1, the entire contract value is generally recognized as revenues using the percentage-of-completion basis of accounting.

AMS’s benefits-funded contracts are similar to the Company’s other large systems integration fixed-price contracts, with the exception that the amounts due to the Company are payable from actual monetary benefits derived by the client. Benefits-funded contracts are used solely in situations where the client receives tangible and quantifiable monetary benefits directly from the new system and processes implemented by AMS. For these contracts, AMS recognizes revenues only to the extent it can be predicted, with reasonable certainty, that the benefit stream will generate amounts sufficient to fund the value upon which revenue recognition is based.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands except share and per share amounts)

Typically, the Company bundles software licenses with services. When no significant production, modification or customization of the software is required, the Company allocates a portion of the contract value to each element of the contract based upon its relative vendor specific objective evidence of fair value (“VSOE”). VSOE for software licenses is established based upon standard price lists that are generally adhered to for all such software sales. To establish VSOE for services (such as training), the Company uses standard billing rates used when billing customers on a time-and-material basis. VSOE for maintenance is generally established by the maintenance renewal rate in the contract. Generally the Company is able to establish VSOE for all elements of the arrangement and bifurcate the contract value accordingly. In these circumstances, revenues are recognized on each element separately. Revenues on software license fees are recognized when a non-cancelable license agreement is in force, the software has been delivered, the license fee is fixed or determinable, and collection is deemed probable. In certain circumstances, the Company may not be able to establish VSOE for the software. In these situations, once the software has been delivered and the only undelivered element is services, the entire contract value is recognized over the service period.

Maintenance and product support agreements generally provide for minor programming corrections, new releases and help-desk support. The terms of these agreements may vary with each client but maintenance and product support are typically sold for a twelve-month period with renewals occurring annually based upon renewal rates stated in the original contract. The Company generally invoices and requires the client to pay in advance of the maintenance period. Prepaid maintenance is deferred and recognized ratably over the maintenance period.

The Company also enters into contracts with clients that do not include the sale or integration of software. These contracts include general consulting or training and are typically performed on a time-and-materials or cost-reimbursable basis.

Certain of the Company’s contracts relate to systems that the Company implements and hosts for its clients. Revenues are recognized on these contracts in accordance with the contractual terms on a straight-line or transaction-volume basis, as appropriate.

Losses on contracts, if any, are recognized during the period in which the loss first becomes probable and reasonably estimable. Any projected loss recognized is based on the Company’s best estimates of a contract’s revenues and costs. Any contract losses recognized are periodically reviewed for accuracy as total cost to complete estimates are updated during the term of the contract.

Revenues recognized in excess of billings are recorded as unbilled accounts receivable. Cash collections in excess of revenues recognized are recorded as deferred revenues until the revenue recognition criteria are met. Reimbursements, including those relating to travel, other out-of-pocket expenses, and any third-party costs, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of revenues.

The costs associated with cost-type federal government contracts are subject to audit and adjustment by the U.S. Government. In the opinion of management, no significant adjustments or disallowances of costs are anticipated beyond any such amounts provided for in the financial statements.

C.     Purchased and Developed Computer Software

AMS develops proprietary software products using its own funds, or on a jointly funded basis with other organizations. These software products are then licensed to customers, either as stand-alone applications,

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands except share and per share amounts)

or as elements of custom-built systems. AMS expended $51,704 in 2002, $55,110 in 2001, and $75,486 in 2000 for research and development associated with owned proprietary software. The Company received funds from development partners to defray its expenditures of $2,600 in 2001, and $5,900 in 2000. No funds from development partners were received in 2002.

AMS capitalizes the costs incurred for development of software for external sale after technological feasibility has been established in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the software is ready for general release to customers, capitalization ceases and such costs are amortized on a straight-line basis over the estimated economic life, which is generally three to five years. The amortization expense is included in cost of revenues.

In accordance with SFAS 86, on a quarterly basis the Company performs net realizable value (NRV) analyses on each of our capitalized software products to ensure that the value of the product meets or exceeds the expected total amount to be capitalized on the development as well as to evaluate the economic life of the product. The NRV analyses consider the expected future sales pipeline and revenue projections associated with the products. If, when updating the NRV analyses, the Company notes a change in the expected revenue stream demonstrating declining revenue trends, the Company will either accelerate the amortization or write-off the unamortized software development costs that exceed the expected NRV as necessary.

Additionally, AMS develops software for the Company’s internal use and capitalizes these software development costs incurred during the application development stage in accordance with AICPA SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Costs incurred prior to and after this stage are charged to research and development expense. When the software is ready for its intended use, capitalization ceases and such costs are amortized on a straight-line basis over the estimated life, which is generally three to five years.

In addition to developing external sale and internal use software, the Company purchases off-the-shelf software for both external sale and internal use. The Company capitalizes the purchase price and amortizes these costs on a straight-line basis over an estimated life of generally three to five years. On a quarterly basis, AMS performs the NRV analyses described above for the software purchased for external sale.

AMS recorded total amortization expense on purchased and developed computer software of $37,114 in 2002, $35,173 in 2001, and $23,586 in 2000. The portion of this amortization expense relating to purchased and developed software for external sale is $32,198 in 2002, $28,258 in 2001, and $17,603 in 2000, and is reflected in Cost of Revenues. The remaining amortization expense, related to software developed for internal-use is recorded in Selling, General and Administrative expenses. Unamortized costs of developed software were $81,051 and $104,504 at December 31, 2002 and 2001, respectively. Unamortized costs of purchased software were $9,745 and $15,102 at December 31, 2002 and 2001, respectively.

D.     Foreign Currency Hedging

From time to time, the Company has entered into foreign exchange contracts as a hedge against market fluctuations. Hedges are established in order to reduce the risk of market fluctuations associated with

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands except share and per share amounts)

changes in exchange rates. Market gains and losses are recognized, and are offset by foreign exchange gains and losses on the related hedge transactions. No foreign exchange contracts were outstanding as of December 31, 2002.

E.     Foreign Currency Translation

The net assets and operations of foreign subsidiaries are translated into U.S. dollars using appropriate exchange rates. Income and expense amounts are translated at average monthly exchange rates throughout the year; assets and liabilities are translated at exchange rates prevailing as of the balance sheet date. The resulting translation adjustments, as well as gains and losses on intercompany transactions that are long-term in nature, are not included in the income statement, but are shown in the accumulated other comprehensive loss account, a separate component of stockholders’ equity.

F.     Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with original maturities of three months or less.

G.     Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. The concentration of trade receivable credit risk is generally limited due to the spread of the Company’s accounts receivable over numerous contracts with multiple government agencies and commercial clients. In addition, the Company is further diversified in that it enters into a range of different types of contracts including fixed-price, cost-plus, time-and-material, and benefits-funded. The Company may also, from time to time, work as a subcontractor on particular contracts. The Company performs ongoing evaluations of contract performance as well as evaluations of the client’s financial condition to help ensure collections and to minimize losses.

AMS enters into large, long-term contracts and, as a result, periodically maintains individually significant receivable balances with certain major clients. At December 31, 2002 and 2001, the balances of AMS’s three largest individual customers on several contracts accounted for approximately 62.4% and 52.5%, respectively, of the Company’s accounts receivable. Revenues derived from the Company’s three largest individual clients, on numerous contracts, accounted for approximately 44.4% of the Company’s consolidated revenues in 2002.

H.     Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset exceeds its fair value. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the undiscounted cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired and expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands except share and per share amounts)

I.      Stock-Based Compensation

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounts for its stock-based compensation plans, which are fully described in Note 9, using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

December 31,	2002	2001	2000

Net income, as reported	$28,206	$15,872	$43,798
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(8,447)	(7,055)	(7,211)

Pro forma net income	$19,759	$8,817	$36,587

Earnings per share:
Basic – as reported	$0.67	$0.38	$1.06
Basic – pro forma	$0.47	$0.21	$0.88

Diluted – as reported	$0.66	$0.38	$1.05
Diluted – pro forma	$0.47	$0.21	$0.87

For disclosure purposes, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Under the Black-Scholes model, the total value of options granted in 2002, 2001, and 2000 was $16,077, $10,804, and $38,949, respectively. These options would be amortized on a pro-forma basis based upon the vesting schedule specified in the option agreement. The weighted average fair value per share of the options granted in 2002, 2001, and 2000 was $11.22, $9.74, and $12.97, respectively. The fair value of the Company’s stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	2002	2001	2000

Expected Volatility	66.7%	57.4%	47.1%
Risk-Free Interest Rate	4.0%	5.0%	6.1%
Expected Life (Years)	5	6	5

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands except share and per share amounts)

J.     Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates for the year in which the differences are expected to reverse.

Deferred income taxes are provided for temporary differences in recognizing certain income, expense, and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the methods of accounting for revenues, capitalized software development costs, restricted stock, and the timing of deductibility of certain reserves and accruals for income tax purposes. A valuation allowance is recorded if it is “more likely than not” that some portion or all of a deferred tax asset will not be realized.

K.     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Estimates are used for, but not limited to: forecasts of contract costs and progress towards completion that are used to determine revenue recognition under the percentage-of-completion method, allowance for doubtful accounts, restructuring charges, tax valuation allowances, and net realizable value of purchased and developed computer software.

L.     New Accounting Pronouncements

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), that addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 also supersedes Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The adoption of this Statement did not have a material effect on the financial statements.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which was effective January 1, 2003. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that an exit or disposal activity-related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. The Company does not believe that the adoption of SFAS 146 will have a significant impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123” (“SFAS 148”), effective for fiscal years ending after December 15, 2002. SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands except share and per share amounts)

and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The impact of the adoption of SFAS 148 is the addition of a significant accounting policy in Note 1 to our annual consolidated financial statements. In addition, disclosures previously included only in the Company’s annual report on Form 10-K will also be reported in the Company’s quarterly reports on Form 10-Q beginning in 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. This Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The Company does not believe that the adoption of FIN 45 will have a significant impact on its financial statements.

In November 2002, the FASB’s Emerging Issues Task Force finalized EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. To the extent that a deliverable in an arrangement is within the scope of other existing higher-level authoritative literature, EITF 00-21 does not apply. The Company must adopt the provisions of EITF 00-21 for new contracts entered into on or after July 1, 2003. The Company is presently analyzing the potential impact of applying these provisions to its future contracts but does not believe that the adoption of EITF 00-21 will have a significant impact on its financial statements.

M.     Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the 2002 presentation.

NOTE 2 – COMPREHENSIVE INCOME

The Company accounts for comprehensive income under SFAS 130, “Reporting Comprehensive Income.” The components of comprehensive income consist of the following at December 31:

	2002	2001	2000

NET INCOME	$28,206	$15,872	$43,798

OTHER COMPREHENSIVE INCOME (LOSS):
Currency Translation Adjustment	7,389	(4,301)	(5,845)

COMPREHENSIVE INCOME	$35,595	$11,571	$37,953

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands except share and per share amounts)

NOTE 3 – GAIN ON SALE OF UTILITIES PRACTICE

On December 31, 2002, the Company completed the sale of its global utilities practice to Wipro, LTD. The purchase price, after post-closing adjustments related to accounts receivable transferred, was $23,825 and resulted in a pre-tax gain of $19,922. The agreement included the transfer of customer contracts, intellectual property rights, and $2,322 of accounts receivable. As of December 31, 2002, the Company had received cash payments of $21,407 and was due $2,418, which was subsequently collected in January 2003.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated or amortized on the straight-line method over their estimated useful lives. Furniture and equipment useful lives range from three to ten years. The useful life for leasehold improvements is the lesser of the term of the lease, or the useful life of the improvement. Costs for maintenance and repairs are charged to expense when incurred. Property and equipment consists of the following at December 31:

	2002	2001

Equipment	$21,131	$27,668
Furniture and fixtures	22,583	23,991
Leasehold improvements	25,555	26,019

	$69,269	$77,678
Less accumulated depreciation and amortization	(44,751)	(46,741)

	$24,518	$30,937

Depreciation and leasehold amortization expense was $7,551 in 2002, $8,708 in 2001 and $8,570 in 2000.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consists of the following at December 31:

	2002	2001

Amounts Billed and Billable	$149,515	$196,870
Amounts Not Yet Billable	60,554	49,956
Contract Retentions	11,391	11,210

Subtotal	221,460	258,036
Allowance for Doubtful Accounts	(9,362)	(11,644)

Total	$212,098	$246,392

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands except share and per share amounts)

NOTE 6 – OTHER ASSETS

December 31,	2002	2001

Long-term Contract Receivables	$40,489	$44,298
Other Investments	17,016	8,218
Other Assets	12,100	5,261

Total	$69,605	$57,777

As of December 31, 2002 and 2001, the Company’s long-term contract receivables included $40,489 due from the Federal Retirement Thrift Investment Board (the “Thrift Board”). See Note 17 Commitments and Contingencies for further discussion of the litigation involving the Thrift Board.

NOTE 7 – GOODWILL — ADOPTION OF SFAS NO. 142

Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 requires the Company to perform a transitional goodwill impairment test within six months from the date of adoption. In accordance with the standard, the Company completed the transitional goodwill impairment test during 2002 and determined no impairment charge for goodwill is required. Under SFAS 142, goodwill must be reviewed at least annually thereafter for impairment; the Company has elected to perform this review annually as of January 1.

The following table reconciles reported net income to net income adjusted for goodwill amortization expense.

Years Ended December 31,	2002	2001	2000

Reported net income	$28,206	$15,872	$43,798
Add back: Goodwill amortization, net of tax	—	1,558	969

Adjusted net income	$28,206	$17,430	$44,767

Basic earnings per share:
Reported earnings per share	$0.67	$0.38	$1.06
Goodwill amortization, net of tax	—	0.04	0.02

Adjusted earnings per share	$0.67	$0.42	$1.08

Diluted earnings per share:
Reported earnings per share	$0.66	$0.38	$1.05
Goodwill amortization, net of tax	—	0.04	0.02

Adjusted earnings per share	$0.66	$0.42	$1.07

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands except share and per share amounts)

NOTE 8 – NOTES PAYABLE AND LINE OF CREDIT

On November 13, 2002, the Company replaced its former $120 million multi-currency bank credit facility with a new $160 million, three-year multi-currency bank credit agreement that expires on November 13, 2005. The new credit facility is available for general corporate purposes and the Company presently has no outstanding borrowings under the facility. The Company and certain subsidiaries may borrow funds under the new revolving credit agreement in the approved currencies, subject to certain minimum amounts per borrowing. Interest on such borrowings generally ranges from LIBOR plus 1.13% to 1.75% per annum, depending on the debt-to-EBITDA ratio, as defined in the agreement. The Company is required to pay a facility fee ranging from 0.50% to 0.65% per annum on the total facility based on the debt-to-EBITDA ratio. The new revolving credit agreement includes covenants relating to the maintenance of certain financial ratios, and may impose restrictions on our ability to pay dividends or make acquisitions, divestitures and investments.

During 2002, there were no borrowings outstanding. For 2001, the weighted average outstanding borrowings under all agreements were approximately $56,538, at weighted daily average interest rates of approximately 4.6%. The maximum amount outstanding under all agreements was $89,857 in 2001. As of December 31, 2001 the Company had no borrowings outstanding under its revolving credit facility and no outstanding term loans.

Interest and facility fees paid by the Company totaled $986 in 2002, $5,076 in 2001, and $4,477 in 2000.

NOTE 9 – EMPLOYEE SHARE PLANS

Stock Option Plans

The Company has an equity incentive plan, Plan F (as amended), under which the Stock Option/Award Committee or the Compensation Committee may grant employees up to 5,800,000 common stock options as either incentive stock options (“ISOs”) or non-qualified stock options (“NSOs”). Generally, options expire on the date specified in the Option Agreement, which is no later than ten years after the grant date. The Plan also allows grants of stock option awards to Outside Directors on a discretionary basis.

The Company also has an equity incentive plan, the Stock Option Plan for Employees, which is not stockholder approved. Under the plan, the Board is authorized to grant employees options to purchase up to 1,000,000 shares of the Company’s common stock as NSOs. The maximum vesting and life for options is ten years from the date of grant.

On December 1, 2001, the Board approved a new hire grant of 417,000 non-qualified common stock options to the chief executive officer of the Company. These shares have a maximum lifetime of ten years and vest over an eight-year period.

On December 3, 1999, the Board adopted the 1999 Contractor Stock Option Plan, which is not stockholder approved. The purpose of the plan is to offer certain non-employees (“contractors”), who contribute materially to the successful operation of the Company, additional incentive to continue to serve as contractors by increasing their participation in the Company through stock ownership. Under the plan, the Company is authorized to grant up to 20,000 non-qualified common stock options with vesting and expiration specified by an agreement. The plan states that options granted will expire no later than five years after the date of grant. No options were granted under this plan in 2002 or 2001. In

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands except share and per share amounts)

2000, 1,500 options were granted representing $24 of compensation expense. As of December 31, 2002, no options were outstanding under this plan.

Under all stock option plans, the exercise price of an ISO or NSO granted is not less than the fair market value of the common stock on the date of grant. Options granted may be exercisable immediately, in monthly installments, or at a future date no later than ten years after the grant date, as determined by the appropriate Board committee or as otherwise specified in the plan.

Common Stock Options – Share Data

At December 31, 2002 there were 1,542,574 shares available for grant under all stock option plans. The following table summarizes information about stock options outstanding at December 31, 2002 under all plans.

						Options Exercisable
Total Options Outstanding at 12/31/2002						at 12/31/2002

				Average	Weighted		Weighted
				Remaining	Average		Average
Range of Exercise			Number of	Contractual	Exercise	Number of	Exercise
Prices			Shares	Life (Years)	Price	Shares	Price
$12.11	—	$15.30	862,736	7.67	$14.65	270,736	$14.58
16.31	—	16.31	1,009,000	7.78	16.31	1,009,000	16.31
16.44	—	20.56	1,152,445	7.06	19.71	199,078	18.92
20.60	—	26.13	796,646	5.46	23.08	422,511	23.80
26.25	—	33.38	921,878	4.85	31.38	674,155	31.45
33.50	—	38.50	165,720	2.66	35.55	121,779	35.05
39.00	—	39.00	280,000	7.42	39.00	56,000	39.00

			5,188,425	6.54	$22.35	2,753,259	$22.48

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands except share and per share amounts)

The following summary presents changes in the Company’s stock options outstanding under all plans as of December 31, 2000, 2001, and 2002.

		Weighted
	Number of	Average
	Options	Exercise Price

Balance Outstanding at January 1, 2000	3,392,575	$23.81

For the Year Ended December 31, 2000:
Options Granted	3,002,008	25.92
Options Canceled	(645,740)	30.51
Options Exercised	(558,527)	17.17

Balance Outstanding at December 31, 2000	5,190,316	24.90

For the Year Ended December 31, 2001:
Options Granted	1,109,607	17.47
Options Canceled	(1,393,686)	25.54
Options Exercised	(167,592)	12.18

Balance Outstanding at December 31, 2001	4,738,645	23.42

For the Year Ended December 31, 2002:
Options Granted	1,432,716	19.30
Options Canceled	(754,867)	25.22
Options Exercised	(228,069)	16.09

Balance Outstanding at December 31, 2002	5,188,425	22.35

Restricted Stock

The Company has a Restricted Stock and Stock Bonus Plan, that is not a stockholder approved plan, whereby restricted shares may be granted to employees as discretionary awards or as profit-sharing awards if the Company and the employee meet certain performance objectives. Restrictions on shares generally lapse over a three-year period. In certain circumstances, receipt of discretionary awards may be deferred to a later specified date.

There were 60,000, zero, and 415,800 discretionary shares granted under the Restricted Stock and Stock Bonus Plan in 2002, 2001, and 2000, respectively. The 60,000 shares were granted at various dates throughout 2002 as deferred stock units to newly hired executives and vest over three years. The 415,800 restricted shares were granted in 2000 as a part of an employee retention program and vest over two and three years. During 2002, the Company issued 218,486 common shares that had vested over two years. At December 31, 2002, 97,364 shares, vesting over three years, remained restricted under the terms of the plan.

In 2000, $3,622 of compensation expense was recognized for 140,393 shares granted in 1999 as a part of an employee profit-sharing plan. As of December 31, 2002, 138,216 shares remained restricted for this grant. No other profit-based restricted shares were granted during 2002, 2001, or 2000.

In 2001, the Board approved a new hire grant of 177,000 deferred stock units to the chief executive officer of the Company. These shares vest over a four-year period.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands except share and per share amounts)

Unearned compensation was recorded at the date the restricted stock was granted based upon the market value of the shares. Unearned compensation, which is shown as a separate component of stockholders’ equity, is reduced as compensation expense is recorded and as forfeitures occur. The Company recorded compensation expense for the restricted stock of $2,989, $2,333, and $1,507 for the years ended December 31, 2002, 2001, and 2000 respectively, resulting in a remaining unearned compensation balance of $2,146, $4,451, $5,275 at December 31, 2002, 2001, and 2000, respectively.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) that allows participating employees to purchase shares of common stock at a 15% discount of the fair market value at specified dates. Employees may elect to purchase stock, through payroll deductions, using a maximum of 10% of their compensation. Beginning in 2002, the Company began using its treasury shares to fulfill the obligation of both the employee withholding and the discount. Prior to 2002, the third-party administrator of the plan purchased common shares on the open market at specified dates.

Other Information

In September 1999, the Company announced that its Board of Directors had authorized the purchase, from time to time, of up to two million shares of its common stock through open market and negotiated purchases. This authorization is in addition to the actions in August 1998 and February 1999, where in both cases, the Board of Directors authorized the purchase of one million shares. The Company repurchased no shares on the open market in 2002 and 2001. Stock option exercises, restricted stock grants, and the employee stock purchase plan have been funded through the reissuance of previously acquired treasury shares. In March of 2003, the Board increased the Company’s existing share repurchase authorization by three million shares as a result of the Company’s strong cash position as well as the Company’s future business plans and strategy for growth. This announcement resulted in an aggregate repurchase authorization of approximately 4.2 million shares.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands except share and per share amounts)

NOTE 10 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the year. Diluted earnings per share is computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include the potentially dilutive effect of outstanding options and restricted stock.

The computations for basic and dilutive EPS are as follows:

Years Ended December 31,	2002	2001	2000

Basic EPS
Net Income (Numerator)	$28,206	$15,872	$43,798

Weighted Average Shares Outstanding (Denominator)	42,032	41,642	41,482

Basic EPS	$0.67	$0.38	$1.06

Diluted EPS
Net Income (Numerator)	$28,206	$15,872	$43,798
Weighted Average Shares Outstanding	42,032	41,642	41,482
Effect of Other Dilutive Securities:
Options	122	178	431
Nonvested Restricted Stock	306	151	—

Total Weighted Average Shares and Equivalents (Denominator)	42,460	41,971	41,913

Diluted EPS	$0.66	$0.38	$1.05

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands except share and per share amounts)

NOTE 11 — INCOME TAXES

Years Ended December 31,	2002	2001	2000

Income before income taxes for the year ended
December 31 was derived in the following jurisdictions
U.S.	$43,280	$19,292	$57,904
Non-U.S.	(1,181)	7,609	16,330

	$42,099	$26,901	$74,234

The provision (benefit) for income taxes consisted of:
Current:
U.S. Federal	$2,219	$19,157	$(973)
U.S. State	1,849	3,513	(204)
Non-U.S.	2,019	4,030	8,522
Deferred:
U.S. Federal	7,707	(13,653)	21,489
U.S. State	1,093	(1,099)	3,959
Non-U.S.	(994)	(919)	(2,357)

Total Provision	$13,893	$11,029	$30,436

The differences between the U.S. federal statutory income tax as measured based on pre-tax income and the Company’s effective rate are:
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.4	3.5	1.4
Change in valuation allowance	3.2	(1.8)	(0.4)
Research tax credits	(16.6)	(4.4)	(0.5)
Meals and entertainment	2.2	2.4	3.3
Goodwill and Other Non-deductibles	2.3	3.6	1.4
Impact of Non-U.S. jurisdictions	(0.2)	(0.7)	2.0
Other	1.7	3.4	(1.2)

Effective Tax Rate	33.0%	41.0%	41.0%

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands except share and per share amounts)

Years Ended December 31,	2002	2001	2000

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

Deferred Tax Assets:
Accrued Expenses	$6,847	$9,637	$—
Deferred Employee Compensation	23,410	25,482	23,862
Deferred Revenues	—	—	1,590
Allowance for Doubtful Accounts	5,116	6,147	3,362
Loss and Credit Carry Forwards	5,213	3,569	6,730
Other	6,043	7,197	7,491

Subtotal	46,629	52,032	43,035
Valuation Allowance	(1,500)	(143)	(630)

Total Deferred Tax Assets	$45,129	$51,889	$42,405

Deferred Tax Liabilities:
Unbilled Receivables	$(27,920)	$(23,528)	$(35,112)
Deferred Revenues	(14,070)	(12,611)	—
Capitalized Software	(33,743)	(42,614)	(51,037)
Other	(6,598)	(2,532)	(1,323)

Total Deferred Tax Liabilities	(82,331)	(81,285)	(87,472)

Net Deferred Tax Liabilities	$(37,202)	$(29,396)	$(45,067)

Certain of the Company’s subsidiaries have net operating loss carry forwards totaling $22,141 as of December 31, 2002. Losses of $14,872 expire on or before the close of year 2022. Losses of $7,269 carry forward over an indefinite period. As a result of restrictions on the utilization of certain losses, a valuation allowance has been placed on those losses. The net increase (decrease) in the total valuation allowance for the years ended December 31, 2002, 2001, and 2000 was $1,357, ($487), and ($303), respectively. The Company also has tax credits of $674 that expire at the close of 2005.

The Company has not provided for U.S. federal income and foreign withholding taxes on $6,439 of international subsidiaries’ undistributed earnings as of December 31, 2002, because such earnings are intended to be reinvested indefinitely. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings. If these earnings were distributed, foreign tax credits would become available under current law to reduce or eliminate the resulting U.S. income tax liability.

The Company paid income taxes of $19,165 in 2002, $24,696 in 2001, and $13,034 in 2000.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands except share and per share amounts)

NOTE 12 – RESTRUCTURING CHARGE
(Staff reductions reported in actual amounts, dollars in thousands)

Severance and Benefits

In an effort to align its work force with changing market conditions and new business strategies, the Company implemented a restructuring plan and recorded charges of $17,047 in 2002 and $37,734 in 2001 for severance and severance-related costs. These charges represent a total of 2,128 staff reductions. Separated employees include individuals at all levels within the Company in both professional and support functions. During the twelve months ended December 31, 2002, the Company reversed a portion of the charge for severance and severance-related costs in the amount of $600 representing a change in estimate. During the twelve months ended December 31, 2002, the Company paid $20,011 in severance and severance-related costs. Of the 2,128 staff reductions, approximately 13 remain to be separated at December 31, 2002. The remaining $3,368 liability as of December 31, 2002 for severance and severance-related costs is expected to be paid within the first six months of 2003.

Facilities

During 2001, the Company took a charge of $20,432 for the closure and consolidation of facilities. As of December 31, 2001, the Company had a remaining restructuring liability of $17,757 related to this charge. During the year ended December 31, 2002, the Company recorded an additional charge of $5,049 related to changes in estimates primarily attributable to deterioration in real estate market conditions and the timing of anticipated subtenant rental agreements. During the year ended December 31, 2002, the Company made cash payments of $8,241 related to these charges. Of the remaining $13,976 liability at December 31, 2002, $9,356 represents a noncurrent liability for costs to be incurred through 2010.

Restructuring reserve activities as of and for the year ended December 31, 2002 were as follows:

			Software
	Severance & Benefits	Facilities	& Other	Total

Restructuring Liability as of December 31, 2001	$6,332	$17,757	$440	$24,529

Restructuring Charge
First Quarter	—	—	—	—
Second Quarter	11,647	—	—	11,647
Second Quarter Change in Estimate	—	4,449	—	4,449
Third Quarter	6,000	—	—	6,000
Fourth Quarter Change in Estimate	(600)	600	—	—

Total Restructuring Charge	17,047	5,049	—	22,096
Leasehold Amortization and Related Items	—	(589)	—	(589)
Cash payments	(20,011)	(8,241)	(440)	(28,692)

Restructuring Liability as of December 31, 2002	$3,368	$13,976	$0	$17,344

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands except share and per share amounts)

NOTE 13 – SOFTWARE ASSET IMPAIRMENTS

AMS recorded software asset impairments of $19,608 in 2002 and $19,171 in 2001 for the write-down of the Company’s next generation customer care and billing software system. During 2001, the Company recorded additional software asset impairments of $10,651 due to the unamortized book value exceeding the net realizable value of the software.

NOTE 14 – DEFERRED COMPENSATION PLANS AND OTHER

AMS has deferred compensation plans that were implemented in late 1996, and permit eligible employees and directors to defer an elected portion of their compensation. The deferred compensation earns a specified rate of return. As of December 31, 2002 and 2001, the Company had accrued $34,539 and $38,252, respectively. The Company expensed $2,379, $2,680, and $2,592 in 2002, 2001, and 2000, respectively, related to the earnings by the deferred compensation plan participants.

To fund these plans, AMS purchases company-owned life insurance contracts. Charges to expense associated with these contracts were $2,105, $2,157, and $2,554 in 2002, 2001, and 2000, respectively, which were offset by income, to adjust the contracts to their cash surrender values of $168, $396, and $947 in 2002, 2001, and 2000, respectively. Proceeds from the insurance policies are payable to the Company upon death of the insured. During 2001, the Company received proceeds of $1,810 associated with one of these policies, which were subsequently reinvested in the existing company-owned life insurance contracts. Other noncurrent accrued liabilities, primarily related to consulting fees, deferred rent and noncurrent lessee security deposits, were $1,825 and $165 at December 31, 2002 and 2001, respectively.

NOTE 15 – EMPLOYEE PENSION PLAN

The Company has a simplified employee pension plan, which became effective January 1, 1980. This plan is a defined contribution plan whereby the Company makes contributions, which are based on the application of a percentage specified by the Company to the qualified gross wages of eligible employees. Total plan expense was $15,194 in 2002, $16,806 in 2001, and $16,717 in 2000.

NOTE 16 – JOINT VENTURE AND ACQUISITION

In 1998, AMS established a joint venture with Bank of Montreal to provide online loan application and decisioning services to small and mid-size financial institutions via a new limited liability company, Competix L.L.C. In October 1999, Competix converted from a limited liability company to a C-corporation Competix, Inc. (“Competix”) in which the Company currently maintains approximately a 7% interest. During 2000, AMS invested $3,800 in Competix and recorded a gain of $3,465 as an offset to Loss on Equity Investments in connection with the sale of a portion of its Competix holdings. AMS’s share of the losses incurred by Competix during 2000 was $5,935 which the Company recorded as a Loss on Equity Investments. This loss reduced the balance of the Company’s investment in Competix of $4,207 to zero as of December 31, 2000. Additionally, the loss reduced an outstanding note receivable from Competix to a balance of $2,627. The remaining balance of this note receivable was reduced to zero at December 31, 2001 from AMS’s share of Competix’s 2001 losses. During 2001, the Company

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands except share and per share amounts)

recorded an additional Loss on Equity Investments of $414 for a required partial repurchase of stock that Competix previously had sold to J.P. Morgan.

In September 2000, AMS acquired Synergy Consulting, Inc. (“Synergy”), a California based provider of systems integration, eBusiness and management consulting services in a purchase business combination for a cash payment of $20,047. The Company recorded goodwill associated with the acquisition of $20,047, which through December 31, 2001 was being amortized over a 15-year life. During 2001, based on Synergy meeting certain financial and project targets, AMS recorded additional goodwill of $1,250. The Company has a remaining contingent obligation, as part of the purchase price, of up to $10,000 payable upon receipt of a specified contract award or if specific earnings targets are met. These payments, if made, will be added to the acquisition price and recorded as additional goodwill. The results of Synergy have been included in the Company’s Income Statements since September 1, 2000. As discussed in Note 7, the Company adopted SFAS 142 and discontinued the amortization of goodwill beginning in January 2002.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has various lease agreements for office space and equipment including computers, copiers, cars, and telephones. These obligations expire at various dates through 2012. Many leases contain renewal options. None of the office space leases contain purchase options; however, many contain escalation clauses based upon increases in the Consumer Price Index, operating expenses, and property taxes. Many of the equipment leases contain purchase options and some contain escalation clauses. No leases contain restrictions on the Company’s activities concerning dividends, additional debt or further leasing. Rent expense, excluding rent payments and sublease income accrued as part of the Company’s restructuring charge (see Note 12), consisted of the following:

Years ended December 31,	2002	2001	2000

Rent expense	$62,817	$77,909	$72,920
Sublease income	(6,166)	(7,626)	(4,045)

Rent expense, net	$56,651	$70,283	$68,875

Future minimum rental payments at December 31, 2002, under agreements classified as operating leases with initial or remaining noncancelable terms in excess of one year, are as follows:

	Office Space	Equipment	Totals

2003	$41,996	$15,823	$57,819
2004	34,364	8,241	42,605
2005	31,969	1,697	33,666
2006	28,908	638	29,546
2007	27,074	234	27,308
Thereafter	57,037	—	57,037

Totals	$221,348*	$26,633	$247,981

*Total not reduced by minimum noncancelable sublease rentals of $11,768.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands except share and per share amounts)

During 2002 and 2001 the Company recorded restructuring charges that related to existing lease obligations for office space that the Company is not using. See Note 12 for further details. Included in the above future minimum rental payments is $31,973 which was included in the Restructuring Charge.

Proponix

AMS has a non-controlling, 19.9% investment interest in Proponix (Canada), Inc. and Proponix (Australia) Pty. Limited, collectively referred to as “Proponix.” On November 15, 2002, AMS signed an agreement (the “Agreement”) with Proponix and the other Proponix shareholders to restructure the ownership and operations of Proponix. Effective March 31, 2003 (the “Closing Date”), the Company will acquire Proponix’s trade processing technology, trademark, clients and relationships, and other assets identified in the Agreement in return for its ownership interest in Proponix and the assumption of certain obligations. Prior to the Closing Date and in accordance with the Agreement, AMS and the other Proponix shareholders have agreed to sustain the operations of Proponix for the purposes of allowing Proponix to continue providing services to existing clients and effecting an orderly wind down and transfer of operations. This funding of operations by AMS and the other shareholders is in proportion to each shareholder’s ownership percentage and is not to exceed an aggregate amount of $9,000. Proponix is not under any obligation to repay any of the funding provided under the Agreement. In addition, in return for certain assets of Proponix, AMS has agreed to fund certain additional obligations at closing. AMS estimates its total future payments in accordance with the Agreement to be approximately $3,000.

Compensatory and Extended Leave

At December 31, 2002, AMS accrued a liability for compensatory leave for employees exempt from the Fair Labor Standards Act. At December 31, 2001 and 2000, no liability was accrued because the rate of usage was not reasonably estimable as a result of the Company’s formal plan to align its workforce with changing market conditions and new business strategies. The Company also has an extended leave program for certain employees that provides for paid leave of eight weeks after meeting certain eligibility requirements. The leave can be taken only at the discretion of management. Because of the extended period over which the leave accumulates and the highly discretionary nature of the program, the amount of extended leave accumulated at any period end that will ultimately be taken is indeterminable. Consequently, the Company expenses extended leave as it is taken.

Employment Agreements

The Company has employment agreements with certain of its executive officers that provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances. The Company also has Change of Control agreements with certain of its executive officers and management personnel that provide additional rights if a Change of Control of the Company occurs.

Litigation

On July 17, 2001, the Federal Retirement Thrift Investment Board (the “Thrift Board”) gave written notice to AMS stating that the Thrift Board had terminated for default its contract with AMS for development and implementation of an automated record-keeping system for the federal employee Thrift Savings Plan. On the same date, the Thrift Board’s executive director, Roger W. Mehle, purporting to

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands except share and per share amounts)

act as “managing fiduciary” of the Thrift Savings Fund, filed a companion lawsuit against AMS relating to AMS’s performance of the contract seeking compensatory damages of $50,000 and punitive damages of $300,000, plus re-procurement costs, costs and expenses of litigation (including reasonable attorneys’ fees) and prejudgment interest.

AMS moved to dismiss the lawsuit filed by Mr. Mehle. On November 30, 2001, the United States District Court for the District of Columbia granted AMS’s motion to dismiss Mr. Mehle’s lawsuit for lack of jurisdiction. Mr. Mehle appealed that order. AMS filed both procedural and dispositive motions with the Court of Appeals. On January 25, 2002, the U.S. Department of Justice filed a motion on behalf of the U.S. Government to intervene which has been granted, and a motion to dismiss Mr. Mehle’s appeal. Both the Government’s motion to dismiss the appeal and AMS’s motion to dismiss the appeal were opposed by Mr. Mehle, and are pending. A motion by AMS, whose position was supported by the United States, to strike the appearance of private counsel representing Mr. Mehle, also was filed and was opposed by Mr. Mehle. That motion is also pending. In November 2002, Mr. Mehle resigned from his position as Executive Director of the Thrift Board. As a result, Mr. James B. Petrick, the Thrift Board’s current Acting-Executive Director, was substituted as the named appellant and the case is now captioned Petrick v. American Management Systems, Inc.

AMS believes that the appropriate forum for resolving its dispute over the Thrift Board contract is in the United States Court of Federal Claims (“CFC”), a court of specialized jurisdiction that ordinarily entertains all disputes relating to U.S. Government contracts. To that end, AMS filed suit in the CFC against the United States, which is the contracting party in the Thrift Board contract, seeking reversal of the Thrift Board’s decision terminating the contract for default and asking the court to convert the termination into a termination for convenience. The U.S. Department of Justice is defending the United States in this case. The United States moved to dismiss AMS’s Complaint for lack of jurisdiction, arguing that the Thrift Board is a non-appropriated fund instrumentality (“NAFI”). AMS opposed the Government’s jurisdictional motion. By written opinion and order dated August 30, 2002, the CFC denied the United States’ motion to dismiss, concluding that jurisdiction did, in fact, exist. On September 12, 2002, the United States filed its Answer to AMS’s Complaint, thereby responding to AMS’s claims in the CFC. On November 1, 2002, the United States filed a motion seeking permission from the CFC to immediately appeal the CFC’s August 30, 2002 decision, and an order suspending further proceedings in the CFC pending the resolution of any such appeal. On February 26, 2003, by written order, the United States Court of Appeals for the Federal Circuit denied the United States’ request for interlocutory appeal. Following the denial of its request for immediate appellate review, the United States requested that the CFC revisit its August 30, 2002 opinion and then re-certify the matter to the United States Court of Appeals for the Federal Circuit. AMS has opposed that request. The issue is now pending before the CFC. Management is unable to predict the outcome of the litigation. At December 31, 2002, AMS had $40,489 of accounts receivable, classified as a long-term contract receivable in Other Assets, outstanding under this contract.

On July 16, 2002, AMS submitted a contract termination settlement proposal to the Thrift Board seeking recovery of approximately $58,543 of unpaid costs and fees incurred in performing the contract and winding it down in accordance with the termination for convenience provisions of the contract. The proposal was submitted pursuant to the instructions given by the Thrift Board’s contracting officer at the time of termination and in accordance with the terms of the contract and the Federal Acquisition Regulation. The submission of a government contractor’s settlement proposal is a routine step in the administrative process of terminating a federal government contract. On August 16, 2002, the Thrift Board denied any liability to pay the settlement proposal and claim. AMS intends to challenge the Thrift Board’s decision with respect to these matters.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands except share and per share amounts)

Resolved Disputes

On October 15, 2001 the Company announced resolution of its dispute with National Union Fire Insurance Company concerning National Union’s coverage of AMS during AMS’s litigation with the State of Mississippi. In the fourth quarter of 2001, the Company received $41,025, net of costs, in cash in connection with this settlement, which was recorded as Contract Litigation Settlement Income.

In 2000, the Company’s subsidiary and Bezeq entered into a settlement agreement under which the Company received a $2,000 insurance recovery reported as an offset to Contract Litigation Settlement Expense, a $900 software royalty fee refund reported as an offset to Cost of Revenues, and a $807 refund of court costs recorded as an offset to SG&A expense.

NOTE 18 – SEGMENT REPORTING AND SIGNIFICANT CUSTOMERS

The Company engages in business activities as one operating segment that provides information technology consulting services to large clients in targeted vertical markets. The chief operating decision-maker is provided information about the revenues generated in key client industries. The Company markets its services worldwide, and its operations are grouped into two main geographic areas according to the location of the client. The two groupings consist of the United States and International geographic areas. The Company’s long-lived assets are located primarily in the United States. Pertinent financial data is summarized below.

Years Ended December 31,	2002	2001	2000

Revenues by Target Market

Federal Government Agencies	$343,349	$342,437	$353,223
State and Local Governments and Education	272,758	294,132	327,667
Communications, Media and Entertainment	193,304	317,979	317,362
Financial Services Institutions	121,581	167,346	213,871
Other Corporate Clients	55,703	61,398	67,204

Consolidated Total	$986,695	$1,183,292	$1,279,327

Revenues by Geographic Area

U.S.	$854,079	$993,688	$1,083,016
International	132,616	189,604	196,312

Consolidated Total	$986,695	$1,183,292	$1,279,328

Percent of International Revenues	13.4%	16.0%	15.3%

International revenues include export sales to international clients by AMS’s U.S. Companies of $12,955 in 2002, $33,510 in 2001, and $8,846 in 2000.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
For the Years Ended December 31, 2002, 2001 and 2000
(in thousands except share and per share amounts)

Long-lived assets located within the U.S. were approximately $112,474, $146,352 and $166,919 for fiscal year 2002, 2001 and 2000, respectively. Long-lived assets held outside the U.S. were approximately $2,840, $4,191 and $10,009 for 2002, 2001and 2000, respectively.

Revenues from the U.S. Government accounted for approximately 35%, 29% and 28% of the Company’s consolidated revenues during 2002, 2001, and 2000, respectively. No other customer accounted for 10% or more of total revenues in 2002, 2001, or 2000.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summary represents the results of operations for the two years in the period ended December 31, 2002.

(In thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

2002:

Revenues	$251,430	$251,697	$247,480	$236,088	$986,695
Income Before Income Taxes	$18,173	$1,922	$10,043	$11,961	$42,099
Net Income	$10,722	$1,134	$8,336	$8,014	$28,206
Basic Earnings per Share	$0.26	$0.03	$0.20	$0.19	$0.67
Diluted Earnings per Share	$0.25	$0.03	$0.20	$0.19	$0.66

2001:

Revenues	$322,972	$318,970	$281,419	$259,931	$1,183,292
Income Before Income Taxes	$9,346	$7,737	$3,128	$6,690	$26,901
Net Income	$5,514	$4,564	$1,846	$3,948	$15,872
Basic Earnings per Share	$0.13	$0.11	$0.04	$0.09	$0.38
Diluted Earnings per Share	$0.13	$0.11	$0.04	$0.09	$0.38

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                    None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors and executive officers may be found in the sections of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2003 (the “Proxy Statement”) labeled “Election of Directors,” “Information Concerning Nominees for Director,” “Information Concerning Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference. The Proxy Statement will be filed within 120 days after December 31, 2002.

ITEM 11.     EXECUTIVE COMPENSATION

The information in the Proxy Statement set forth in the sections labeled “Executive Compensation,” “Compensation Committee Report of Executive Compensation,” “Stockholder Return Performance Graph,” “Committees and Compensation of the Board of Directors” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER                      MATTERS

The information in the Proxy Statement set forth in the sections labeled “Principal Stockholders” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the Proxy Statement set forth in the section labeled “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14.     CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s filings under the Securities Exchange Act of 1934, as amended.

There have been no significant changes in the Company’s internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Company carried out its evaluation.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1.     Financial Statements

            The consolidated financial statements of American Management Systems, Incorporated and subsidiaries filed are as follows:

Consolidated Income Statements for 2002 — 2000
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Changes in Stockholders’ Equity for 2002 – 2000
Consolidated Statements of Cash Flows for 2002 — 2000
Notes to Consolidated Financial Statements

              2.   Financial Statement Schedules

              The financial statement schedules of American Management Systems, Incorporated and subsidiaries filed are as follows:

Schedule II — Valuation and Qualifying Accounts for 2002 — 2000

              All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or the notes thereto.

               3.     Exhibits

               The Exhibits set forth in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

     (b)     Reports On Form 8-K

               The Company filed the following Current Report on Form 8-K during the three-month period ended December 31, 2002.

(i)	Current Report on Form 8-K filed with the SEC on November 21, 2002, reporting the replacement of its former bank credit facility with a new bank credit agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th of March 2003.

American Management Systems, Incorporated

By: /s/Alfred T. Mockett —————————————— Alfred T. Mockett Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

(i) Principal Executive Officer:

/s/ Alfred T. Mockett Alfred T. Mockett	Chairman and Chief Executive Officer	March 26, 2003

(ii) Principal Financial Officer:

/s/ John S. Brittain, Jr. John S. Brittain, Jr.	Executive Vice President, Chief Financial Officer and Treasurer	March 26, 2003

(iii) Principal Accounting Officer:

/s/ James C. Reagan James C. Reagan	Senior Vice President and Controller	March 26, 2003

Signature	Title	Date

(iv) Directors:

/s/ Daniel J. Altobello Daniel J. Altobello	Director	March 26, 2003

/s/ James J. Forese James J. Forese	Director	March 26, 2003

/s/ Dorothy Leonard Dorothy Leonard	Director	March 26, 2003

/s/ Frederic V. Malek Frederic V. Malek	Director	March 26, 2003

CERTIFICATIONS

I, Alfred T. Mockett, certify that:

1.	I have reviewed this annual report on Form 10-K of American Management Systems, Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ Alfred T. Mockett Alfred T. Mockett Chairman and Chief Executive Officer

I, John S. Brittain, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of American Management Systems, Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ John S. Brittain, Jr. John S. Brittain, Jr. Executive Vice President, Chief Financial Officer and Treasurer

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of
American Management Systems, Incorporated
Fairfax, Virginia

We have audited the consolidated financial statements of American Management Systems, Incorporated and subsidiaries (the Company) as of December 31, 2002 and for each of the three years in the period ended December 31, 2002 and have issued our report thereon dated February 20, 2003. Our audit also included the financial statement schedule for each of the three years in the period ended December 31, 2002 listed in Item 15(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

McLean, Virginia
February 20, 2003

SCHEDULE II

American Management Systems, Incorporated
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Years Ended December 31,	2002	2001	2000

Allowance for Doubtful Accounts
Balance at Beginning of Period	$11,644	$7,976	$10,845
Allowance Accruals (Reversals)	(1,000)	7,725	6,700
Charges Against Allowance	(1,282)	(4,057)	(9,569)

Balance at End of Period	$9,362	$11,644	$7,976

Deferred Tax Asset Valuation Allowance
Balance at Beginning of Period	$143	$630	$933
Allowance Accruals	1,357	143	—
Charges Against Allowance	—	(630)	(303)

Balance at End of Period	$1,500	$143	$630

Provision for Contract Losses
Balance at Beginning of Period	$—	$825	$27,000
Allowance Accruals	—	—	35,234
Charges Against Allowance	—	(825)	(61,409)

Balance at End of Period	$—	$—	$825

STOCKHOLDER AND 10-K INFORMATION

Inquiries should be directed to Ronald L. Schillereff, Senior Vice President, Director of Investor Relations, American Management Systems, Incorporated, 4050 Legato Road, Fairfax, Virginia 22033. Telephone (703) 267-8000. Complimentary copies of the Company’s audited financial statements and its Annual Report on Form 10-K filed with the Securities and Exchange Commission may be obtained without charge by writing to David R. Fontaine, Secretary, American Management Systems, Incorporated at the above mentioned address.

EXHIBIT INDEX

Exhibit Number	Description

3.	Articles of Incorporation and By-laws
3.1 Second Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s 2001 Annual Report on Form 10-K).
3.2 Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 2 of the Company’s Registration Statement on Form 8-A filed on August 4, 1998).

3.3 By-Laws of the Company, as amended and restated on June 7, 2002 (incorporated herein by reference to Exhibit 3.1 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

3.4 Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.4 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999).

4.	Instruments Defining the Rights of Security Holders
4.1 Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.A of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1998).
4.2 Rights Agreement dated as of July 31, 1998, between the Company and ChaseMellon Shareholder Services L.L.C. as Rights Agent (incorporated herein by reference to Exhibit 1 of the Company’s Form 8-A filed on August 4, 1998, including form of Rights Certificate).

10.	Material Contracts
10.1 1996 Amended Stock Option Plan F as amended and restated effective April 28, 2002 (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002). *

10.2 Outside Directors Stock-for-Fees Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s 2001 Annual Report on Form 10-K).*

10.3 1992 Amended and Restated Stock Option Plan E, as amended (incorporated herein by reference to Exhibit 10.3 of the Company’s 2001 Annual Report on Form 10-K).*
10.4 Executive Deferred Compensation Plan, as amended September 1, 1997 (filed herewith).*
10.5 Outside Director Deferred Compensation Plan, effective January 1, 1997 (filed herewith).*
10.6 Agreement of Lease between Joshua Realty Corporation and the Company, dated August 10, 1992, as amended (filed herewith).
10.7 Office Lease Agreement between Hyatt Plaza Limited Partnership and the Company, dated August 12, 1993, as amended (filed herewith).
10.8 Lease Agreement between Fairfax Gilbane, L.P. and the Company, dated February 15, 1994, as amended (filed herewith).
10.9 Deed of Lease between Principal Mutual Life Insurance Company and the Company, dated December 1996 (filed herewith).
10.10 1996 Incentive Compensation Plan for Executive Officers (incorporated herein by reference to Exhibit 10.11 of the Company’s 1998 Annual Report on Form 10-K).*
10.11 1999 Contractor Stock Option Plan (incorporated herein by reference to Exhibit 10.12 of the Company’s 1999 Annual Report on Form 10-K).*
10.12 Form of Change in Control Executive Retention Agreement for Senior Executives (incorporated by reference to Exhibit 10.15 of the Company’s 2000 Annual Report on Form 10-K).*
10.13 Form of Employment Agreement for Senior Executives (incorporated by reference to Exhibit 10.16 of the Company’s 2000 Annual Report on Form 10-K).*
10.14 Employment Agreement, dated as of December 1, 2001 between the Company and Alfred T. Mockett (incorporated herein by reference to Exhibit 10.19 of the Company’s 2001 Annual Report on Form 10-K).*

10.15 Amendment to Employment Agreement, dated as of December 1, 2001 between the Company and William M. Purdy (incorporated herein by reference to Exhibit 10.20 of the Company’s 2001 Annual Report on Form 10-K).*

10.16 Separation Agreement, dated as of February 12, 2002, between the Company and Gregory S. Hero (incorporated herein by reference to Exhibit 10.21 of the Company’s 2001 Annual Report on Form 10-K).*

10.17 American Management Systems, Incorporated Stock Option Plan for Employees, as amended effective May 10, 2002 (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).*

10.18 Employment Agreement, dated as of February 13, 2002, between the Company and Vernon Irvin (incorporated herein by reference to Exhibit 10.23 of the Company’s 2001 Annual Report on Form 10-K).*
10.19 Employment Agreement, dated as of March 11, 2002, between the Company and John S. Brittain, Jr. (incorporated herein by reference to Exhibit 10.24 of the Company’s 2001 Annual Report on Form 10-K).*

10.20 Consulting Agreement, dated as of April 30, 2002, between the Company and Frank A. Nicolai (incorporated herein by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2002).*

10.21 Employment Agreement, dated as of July 1, 2002, between the Company and Paul A. Turner (incorporated herein by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).*

10.22 Employment Agreement, dated as of July 15, 2002, between the Company and Walter Howell (incorporated herein by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).*

10.23 Employment Agreement, dated as of May 15, 2002, between the Company and Garry Griffiths (incorporated herein by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).*

10.24 Loan Agreement, dated as of June 14, 2002, between the Company and Garry Griffiths (incorporated herein by reference to Exhibit 10.7 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

10.25 Employment Agreement, dated as of July 25, 2002, between the Company and David Fontaine (incorporated herein by reference to Exhibit 10.8 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).*

10.26 Second Amendment to Employment Agreement, dated as of July 30, 2002, between the Company and William M. Purdy (incorporated herein by reference to Exhibit 10.9 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).*

10.27 Employment Agreement, dated as of July 1, 2002, between the Company and Larry R. Seidel (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002).*

10.28 Employment Agreement, dated as of August 5, 2002, between the Company and Richard C. Lottie (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002).*

10.29 Retirement Agreement, dated as of October 16, 2002, between the Company and William M. Purdy (incorporated herein by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002).*

10.30 Separation Agreement, dated as of August 30, 2002, between the Company and Patrick W. Gross (incorporated herein by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002).*

10.31 Credit Agreement, dated as of November 13, 2002, by and among the Company and certain subsidiaries of the Company, as borrowers, the Lenders named therein, and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 99.1 of the Company’s current report on Form 8-K filed December 31, 2002).

10.32 Employment Agreement, dated as of July 1, 2002, between the Company and Donna S. Morea (filed herewith).*
10.33 American Management Systems Restricted Stock and Stock Bonus Plan (filed herewith).*
10.34 American Management Systems, Incorporated Deferred Stock Unit Agreement for Alfred T. Mockett (filed herewith).*
10.35 American Management Systems, Incorporated Stockbuilder Plan (filed herewith).

*     Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15(c).

21.	Subsidiaries of the Company (filed herewith).
23.	Independent Auditors’ Consent (filed herewith).
99.	Additional Exhibits
99.1 Certification of Chief Executive Officer (filed herewith).
99.2 Certification of Chief Financial Officer (filed herewith).

99.3 Press Release (incorporated by reference to Exhibit 99.3 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002).
99.4 Press Release (incorporated by reference to Exhibit 99.4 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002).