Form 10-Q
period 2003-03-31
AMERICAN MANAGEMENT SYSTEMS INC
filed 2003-05-07
CIK 310624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to: _____________

    Commission File Number: 0-9233

American Management Systems, Incorporated
(Exact name of registrant as specified in its charter)

Delaware	54-0856778
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

4050 Legato Road
Fairfax, Virginia	22033
(Address of principal executive offices)	(Zip code)

(703) 267-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X     No

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes   X     No

The number of shares of the registrant’s common stock outstanding as of April 30, 2003 was 42,208,635.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Condensed Financial Statements and Notes

American Management Systems, Incorporated
CONSOLIDATED CONDENSED INCOME STATEMENTS
Unaudited
(In thousands, except per share data)

	For the Three Months
	Ended March 31,
	2003	2002

REVENUES	$226,972	$251,430

EXPENSES:
Cost of Revenues	135,047	147,587
Selling, General and Administrative	77,582	79,164
Research and Development	3,330	5,958

INCOME FROM OPERATIONS	11,013	18,721

OTHER EXPENSE (INCOME), NET:
Interest Expense	509	797
Other Income	(103)	(249)

	406	548

INCOME BEFORE INCOME TAXES	10,607	18,173

INCOME TAXES	4,349	7,451

NET INCOME	$6,258	$10,722

WEIGHTED AVERAGE SHARES OUTSTANDING	42,362	41,780

BASIC EARNINGS PER SHARE	$0.15	$0.26

WEIGHTED AVERAGE SHARES AND EQUIVALENTS	42,622	42,373

DILUTED EARNINGS PER SHARE	$0.15	$0.25

See Accompanying Notes to Consolidated Condensed Financial Statements.

American Management Systems, Incorporated
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	March 31, 2003
	(Unaudited)	December 31, 2002

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$115,266	$136,191
Accounts Receivable, Net	219,903	212,098
Prepaid Expenses and Other Current Assets	34,704	35,126

Total Current Assets	369,873	383,415

NONCURRENT ASSETS:
Property and Equipment (Net of Accumulated Depreciation and Amortization of $46,318 and $44,751)	23,874	24,518
Purchased and Developed Computer Software (Net of Accumulated Amortization of $144,798 and $136,591)	109,637	90,797
Goodwill, Net	24,331	24,331
Cash Value of Life Insurance	23,214	29,830
Other Assets	54,375	69,605

Total Noncurrent Assets	235,431	239,081

TOTAL ASSETS	$605,304	$622,496

See Accompanying Notes to Consolidated Condensed Financial Statements.

American Management Systems, Incorporated
CONSOLIDATED CONDENSED BALANCE SHEETS — continued
(In thousands, except share data)

	March 31, 2003
	(Unaudited)	December 31, 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$14,674	$17,118
Accrued Compensation and Related Items	36,542	52,674
Deferred Revenues	29,118	26,115
Accrued Liabilities	12,653	14,592
Accrued Restructuring Charge	5,031	7,988
Income Taxes Payable	409	1,061
Deferred Income Taxes	18,304	17,159

Total Current Liabilities	116,731	136,707

NONCURRENT LIABILITIES:
Deferred Compensation and Other	30,839	36,364
Deferred Income Taxes	21,472	20,044
Accrued Restructuring Charge	7,973	9,356

Total Noncurrent Liabilities	60,284	65,764

TOTAL LIABILITIES	177,015	202,471

COMMITMENTS AND CONTINGENCIES — See Note 7

STOCKHOLDERS’ EQUITY:
Preferred Stock ($0.10 Par Value; 4,000,000 Shares Authorized, None Issued or Outstanding)	—	—
Common Stock ($0.01 Par Value; 200,000,000 Shares Authorized, 51,057,214 Issued and 42,249,988 Outstanding at March 31, 2003 and 51,057,214 Issued and 42,324,218 Outstanding at December 31, 2002)	510	510
Capital in Excess of Par Value	81,059	80,309
Unearned Compensation	(1,676)	(2,146)
Retained Earnings	391,321	385,063
Accumulated Other Comprehensive Loss	(12,150)	(14,915)
Treasury Stock, at Cost (8,807,226 Shares at March 31, 2003 and 8,732,996 Shares at December 31, 2002)	(30,775)	(28,796)

Total Stockholders’ Equity	428,289	420,025

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$605,304	$622,496

See Accompanying Notes to Consolidated Condensed Financial Statements.

American Management Systems, Incorporated
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Three Months
	Ended March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,258	$10,722
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities
Depreciation	1,737	1,929
Amortization	8,094	7,537
Stock Compensation Expense	383	933
Deferred Income Taxes	2,718	2,768
Increase in Cash Surrender Value of Life Insurance	(433)	(360)
Loss on Disposal of Assets	8	77
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(5,913)	27,651
Decrease (Increase) in Prepaid Expenses and Other Assets	2,390	(5,149)
Decrease in Accounts Payable and Accrued Liabilities	(5,078)	(5,729)
Decrease in Accrued Compensation and Related Items	(21,974)	(17,250)
Increase (Decrease) in Deferred Revenue	2,966	(963)
Decrease in Accrued Restructuring Charge	(4,341)	(7,734)
Decrease in Income Taxes Payable	(671)	(13,149)

Net Cash (Used in) Provided by Operating Activities	(13,856)	1,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(1,038)	(182)
Purchase and Development of Computer Software	(13,288)	(4,638)
Other Assets	6,644	(4,060)

Net Cash Used in Investing Activities	(7,682)	(8,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Common Stock Options Exercised and Employee Stock Purchase Plan	1,206	3,352
Payments to Acquire Treasury Stock	(2,341)	(286)

Net Cash (Used in) Provided by Financing Activities	(1,135)	3,066

Effect of Exchange Rate Changes on Cash	1,748	(628)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,925)	(5,159)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	136,191	53,347

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$115,266	$48,188

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Exchange of Investment for Intangible Assets, Net of Cash	$16,266	$—
Issuance of Treasury Stock for Stock Options Exercised, Employee Stock Purchase Plan, and Restricted Stock	$217	$1,679

See Accompanying Notes to Consolidated Condensed Financial Statements.

American Management Systems, Incorporated
SUPPLEMENTAL CONSOLIDATED REVENUES BY MARKET
Unaudited
(In thousands)

	For the Three Months
	Ended March 31,
	2003	2002

Federal Government Agencies	$85,923	$83,675

State and Local Governments and Education	61,382	71,525

Communications, Media and Entertainment	42,597	53,202

Financial Services Institutions	30,268	30,780

Other Corporate Clients	6,802	12,248

Total Revenues	$226,972	$251,430

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited
(In thousands except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements of American Management Systems, Incorporated (“AMS” or “the Company”) have been prepared pursuant to the rules and regulations of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2003. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Pronouncements

In June 2002, The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant effect on AMS’s financial statements.

In November 2002, the Emerging Issues Task Force issued a final consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how and when to recognize revenues from arrangements requiring delivery of more than one product or service. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. To the extent that a deliverable in an arrangement is within the scope of other existing higher level authoritative literature, Issue 00-21 does not apply. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating Issue 00-21 to determine its effect, if any, on AMS’s results of operations.

On December 15, 2002, AMS adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the effects on reported net income with respect to such compensation.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
Unaudited
(In thousands except per share amounts)

The effect of the adoption of SFAS 148 was the addition of a significant accounting policy in Note 1 to AMS’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In addition, the required disclosures will be provided in the notes of the Company’s consolidated condensed interim financial statements in our quarterly reports beginning with this Form 10-Q for the three months ended March 31, 2003.

NOTE 2 – STOCK-BASED COMPENSATION

At March 31, 2003, the Company continued to account for its stock-based compensation plans, which was described fully in the Company’s 2002 Annual Report on Form 10-K, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the Three Months
	Ended March 31,
	2003	2002

Net income, as reported	$6,258	$10,722
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(1,614)	(1,817)

Pro forma net income	$4,644	$8,905

Earnings per share:
Basic – as reported	$0.15	$0.26
Basic – pro forma	$0.11	$0.21

Diluted – as reported	$0.15	$0.25
Diluted – pro forma	$0.11	$0.21

The fair value of the Company’s stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	2003	2002

Expected Volatility	66.3%	66.7%
Risk-Free Interest Rate	3.0%	4.0%
Expected Life (Years)	5	5

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
Unaudited
(In thousands except per share amounts)

NOTE 3 – COMPREHENSIVE INCOME

The Company accounts for comprehensive income under SFAS No. 130, “Reporting Comprehensive Income.” The components of comprehensive income are as follows:

	For the Three Months
	Ended March 31,
	2003	2002

NET INCOME	$6,258	$10,722

OTHER COMPREHENSIVE INCOME (LOSS):
Currency Translation Adjustment	2,765	(995)

COMPREHENSIVE INCOME	$9,023	$9,727

NOTE 4 – EARNINGS PER SHARE RECONCILIATION

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is computed similarly to basic earnings per share except that the weighted average shares outstanding is increased to include the potentially dilutive effect of outstanding options and restricted stock.

The computations for basic and dilutive EPS are as follows:

	For the Three Months
	Ended March 31,
	2003	2002

Basic EPS
Net Income (Numerator)	$6,258	$10,722

Weighted Average Shares Outstanding (Denominator)	42,362	41,780

Basic EPS	$0.15	$0.26

Diluted EPS
Net Income (Numerator)	$6,258	$10,722
Weighted Average Shares and Equivalents:
Weighted Average Shares Outstanding	42,362	41,780
Effect of Other Dilutive Securities:
Options	6	216
Nonvested Restricted Stock	254	377

Total Weighted Average Shares and Equivalents (Denominator)	42,622	42,373

Diluted EPS	$0.15	$0.25

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
Unaudited
(In thousands except per share amounts)

NOTE 5 – RESTRUCTURING CHARGE
(Staff reductions reported in actual amounts, dollars in thousands)

Severance and Benefits

In an effort to align its work force with changing market conditions and new business strategies, the Company implemented restructuring plans and recorded charges totaling $54,781 during 2002 and 2001 for severance and severance-related costs related to a total of 2,128 staff reductions. Of the 2,128 staff reductions, six notified individuals remain to be separated at March 31, 2003. The remaining $939 liability as of March 31, 2003 for severance and severance-related costs is expected to be paid throughout 2003.

Facilities

During 2002 and 2001, the Company recorded charges totaling $37,589 for the closure and consolidation of facilities. Of the remaining $12,064 liability at March 31, 2003, $7,973 represents a noncurrent liability for costs to be incurred through 2010.

Restructuring reserve activities as of and for the three months ended March 31, 2003 were as follows:

	Severance
	& Benefits	Facilities	Total

Restructuring Liability as of December 31, 2002	$3,368	$13,976	$17,344
Cash payments	(2,429)	(1,911)	(4,340)

Restructuring Liability as of March 31, 2003	$939	$12,065	$13,004

NOTE 6 – INCOME TAXES

During the three months ended March 31, 2003 and 2002, the Company’s effective tax rate was 41 percent. As of December 31, 2002 the annual effective tax rate was 33 percent and reflected the expected value of tax refunds due from amending prior years’ federal income tax returns to claim additional research and experimentation tax credits.

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

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
Unaudited
(In thousands except per share amounts)

AMS moved to dismiss the lawsuit filed by Mr. Mehle. On November 30, 2001, the United States District Court for the District of Columbia granted AMS’s motion to dismiss Mr. Mehle’s lawsuit for lack of jurisdiction. Mr. Mehle appealed that order. AMS filed both procedural and dispositive motions with the Court of Appeals. On January 25, 2002, the U.S. Department of Justice filed a motion for the U.S. Government to intervene, which has been granted, and a motion to dismiss Mr. Mehle’s appeal. Both the Government’s motion to dismiss the appeal and AMS’s motion to dismiss the appeal were opposed by Mr. Mehle and are pending. A motion by AMS, whose position was supported by the United States, to strike the appearance of private counsel representing Mr. Mehle, also was filed and was opposed by Mr. Mehle. That motion also remains pending. In November 2002, Mr. Mehle resigned from his position as Executive Director of the Thrift Board. As a result, Mr. James Petrick, the Thrift Board’s current Acting-Executive Director, was substituted as the named appellant and the case is now captioned Petrick v. American Management Systems, Inc. The Court of Appeals heard oral arguments on March 7, 2003 and the case has been submitted for decision.

AMS believes that the appropriate forum for resolving its dispute over the Thrift Board contract is in the United States Court of Federal Claims (“CFC”), a court of specialized jurisdiction that ordinarily entertains all disputes relating to U.S. government contracts. To that end, AMS filed suit in the CFC against the United States, which is the contracting party in the Thrift Board contract, seeking reversal of the Thrift Board’s decision terminating the contract for default and asking the court to convert the termination into a termination for convenience. The U.S. Department of Justice is defending the United States in this case. The United States moved to dismiss AMS’s Complaint for lack of jurisdiction, arguing that the Thrift Board is a non-appropriated fund instrumentality. AMS opposed the United States’ jurisdictional motion. By written opinion and order dated August 30, 2002, the CFC denied the United States’ motion to dismiss, concluding that jurisdiction did, in fact, exist. On September 12, 2002, the United States filed its Answer to AMS’s Complaint, thereby responding to AMS’s claims in the CFC. Following the CFC’s ruling, the United States sought and obtained from the CFC permission to petition the U.S. Court of Appeals for the Federal Circuit (“the Federal Circuit”) to entertain an immediate appeal of the CFC’s jurisdictional ruling. On February 26, 2003, by written order, the Federal Circuit denied the United States’ request for an immediate appeal. Following this denial, the United States requested that the CFC revisit its August 30, 2002 opinion and then re-certify the matter to the Federal Circuit. AMS opposed that request. By written order dated April 9, 2003, the CFC denied the United States’ request. The case is proceeding in the CFC and a discovery schedule has been established. Management is unable to predict the outcome of this litigation. At March 31, 2003 and 2002, AMS had $40,489 of accounts receivable, classified as a long-term contract receivable in Other Assets, outstanding under this contract.

On July 16, 2002, AMS submitted a contract termination settlement proposal and claim to the Thrift Board seeking recovery of approximately $58,543 of unpaid costs and fees incurred in performing the contract and winding it down in accordance with the termination for convenience provisions of the contract. The proposal was submitted pursuant to the instructions given by the Thrift Board’s contracting officer at the time of termination and in accordance with the terms of the contract and the Federal Acquisition Regulation. The submission of a government contractor’s settlement proposal is a routine step in the administrative process of terminating a federal government contract. On August 16, 2002, the Thrift Board denied any liability to pay the settlement proposal and claim. AMS intends to challenge the Thrift Board’s decision with respect to these matters.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
Unaudited
(In thousands except per share amounts)

NOTE 8 – PROPONIX TRANSACTION

On November 15, 2002 the Company entered into an agreement with Australia and New Zealand Banking Group Limited, Bank of Montreal, Barclays Bank PLC, Proponix (Canada), Inc. and Proponix (Australia) Pty. Limited (collectively “Proponix”), to restructure the ownership and operations of Proponix. In exchange for receiving certain assets of Proponix and contracts to provide trade processing services, the Company agreed to relinquish its minority ownership interest in Proponix as well as make payments to partially sustain the operations of Proponix up to the closing date. The transaction closed on March 31, 2003. During the first quarter of 2003, the Company relinquished its investment of $16,266, made net cash payments to Proponix of $1,996, and recorded accrued liabilities of $478 that will be paid in the second quarter of 2003. As of the closing date of this transaction, the Company recorded a software asset of $16,140, other intangible assets of $2,600 and then commenced providing trade processing services to certain financial institutions on April 1, 2003.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated condensed financial statements and notes included in this Quarterly Report on Form 10-Q and our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002. We use the terms “AMS,” “we,” “our,” and “us” to refer to American Management Systems, Incorporated and its subsidiaries.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Investors are cautioned that this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations that are based on our current expectations, estimates and projections. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for this include changes in general economic and political conditions, including fluctuations in exchange rates and the following factors:

•	The current economic downturn has caused, and future economic downturns may cause, our revenues to decline.

•	Our business may be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology.

•	The consulting, technology and outsourcing markets are highly competitive, and we may not be able to compete effectively.

•	Our success is highly dependent on our ability to recruit and retain talented employees.

•	We rely on relatively few customers for a significant portion of our business.

•	Adverse changes in federal government fiscal spending could have a negative effect on our business.

•	Profitability on our contracts may be adversely affected by project-related risks.

•	Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs.

•	Our profitability may decline due to financial and operational risks inherent in worldwide operations.

•	There are risks inherent in a strategy that includes the acquisition of other businesses.

•	We may face legal liabilities or damage to our professional reputation from claims made against our work.

•	Our services or solutions may infringe on the intellectual property rights of others.

•	Despite our efforts, our ability to fully protect our intellectual property rights are limited.

For a more detailed discussion of these factors, see the information under the heading “Business – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. We specifically disclaim any obligation to update these forward-looking statements. These forward-looking statements should not be relied on as representing our estimates or views as of any subsequent date.

OVERVIEW

We are a premier business and IT consulting firm to the government, financial services, and communications industries around the globe. AMS combines its IT and industry subject matter expertise and knowledge to drive high-performance results. Our mission is to improve business performance for our customers through the intelligent use of technology.

Known for its delivery and service excellence for more than 30 years, AMS specializes in enterprise resource planning, credit risk management, customer relationship management, and enterprise security. AMS applies both proprietary and partner technologies, and provides solutions through business consulting, systems integration, and outsourcing.

We engage in business activities as one operating segment and we deliver our services through five target markets where we have significant industry knowledge. This knowledge has been gained through technology ingenuity, experience, and commitment. Our focus on specific industries allows us to tailor our offerings to reflect an understanding of the markets in which our customers operate.

We derive our revenues primarily from contracts for business and IT solutions. The economic environment and level of business activity from our customers affect our revenues. Due to the slowdown in the economy, political uncertainty and weak IT market during 2001 and 2002, customers reduced or postponed their spending on IT and consulting services, slowing down the number of new contracts into which we entered.

PRESENTATION

Revenues
Our contracts are generally on a fixed-price, time-and-materials or cost-reimbursable basis. With our fixed-price contracts, we believe that we have the ability to produce reasonably dependable estimates regarding the extent of progress toward completion. As such, revenues from these contracts are recognized using the percentage-of-completion basis of accounting based on the percentage of costs incurred in relation to total estimated costs to be incurred over the duration of the contract. These estimates are continually reviewed during the term of the contract and may result in our revision of recognized revenues and estimated total costs during the period when changes in circumstances are identified. Revenues from time-and-materials contracts are recognized to the extent of billable rates times hours delivered plus reimbursable expenses incurred. Revenues from cost-reimbursable contracts are recognized to the extent of costs incurred plus a proportionate amount of the fees earned.

Significant portions of our revenues are from contracts that include the sale of our proprietary software solutions. The majority of these contracts relate to large systems integration projects that provide for the integration and customization of our core software. These long-term production-type contracts generally include the delivery of software, integration and customization services, training and maintenance. For these contracts, the entire contract value is generally recognized as revenues using the percentage-of-completion basis of accounting. Large systems integration projects with certain federal customers are structured in phases (e.g., base contract period plus option periods). Option periods for federal customers’ contracts are typically exercised on government appropriations and at the customers’ discretion. These federal contracts require formal acceptance at the end of each phase. Phases may be on a time-and-materials and/or fixed-price basis. Since these federal customers only commit to one phase at a time, we recognize revenues by phase for these contracts.

We also enter into contracts for business purposes that we refer to as benefits-funded contracts. These contracts are similar to our other large systems integration fixed-price contracts; however, the amounts due to us are payable from actual monetary benefits derived by the customer. Benefits-funded contracts are used solely in situations where the customer receives tangible and quantifiable monetary benefits directly from the new system and processes we implemented. These customers have historically been state or city departments of revenue or taxation, with the systems implemented consisting of new integrated tax systems that enable the organizations to find incremental lost tax revenues. For these contracts, we recognize revenues only to the extent that we can predict, with reasonable certainty, that the benefit stream will generate amounts sufficient to fund the value on which revenue recognition is based.

Less than ten percent of our revenues include the sale of off-the-shelf software for which there are no significant integration or modification services necessary. These contracts often bundle maintenance or other services along with the sale of the software. Maintenance and product support services sold with software generally provide for minor programming corrections, new releases and help-desk support. The terms of the maintenance agreements vary with each customer but maintenance is generally sold for a twelve-month period with renewals occurring annually based on renewal rates stated in the original contract. For contracts that include off-the-shelf software and maintenance or other services, we assign part of the contract value to each element of the contract based on its relative fair value and recognize revenues for the license fee once the software has been delivered. Maintenance revenues are recognized ratably over the maintenance period and service revenues are recognized as services are delivered.

Additionally, we enter into contracts with customers that do not include the sale or integration of software. These contracts offer general consulting or training services and are typically performed on a time-and-materials or cost-reimbursable basis.

Certain of our contracts relate to systems that we implement and host for customers. Revenues are recognized from these contracts in accordance with the contractual terms on a straight-line or transaction-volume basis, as appropriate.

On all of our contracts, expense reimbursements, including those relating to travel and out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of revenues.

Operating Expenses
Our major types of operating expenses include the following:

•	Cost of Revenues include direct expenses to provide products and services to our customers such as compensation costs, travel and out-of-pocket expenses, costs for subcontractors, amortization of purchased and developed software for external sale to customers, product support and maintenance costs.

•	Selling, General and Administrative (“SG&A”) expenses include expenses not directly related to the delivery of products or services such as compensation for support personnel, rent expense, costs for information systems, selling and marketing expenses, recruiting and training expenses, depreciation expense, and amortization expense for internal-use software.

•	Research and Development expenses include expenses incurred as part of the software development cycle that are not capitalized.

Interest Expense
Interest expense (net of interest income) is related to interest incurred on borrowings and fees on our revolving credit facility. It also includes interest expense related to our deferred compensation plans.

Other Income
Other income (net of other expense) contains activity not related to our primary business. For example, other income includes gains and losses on the disposal of assets and market gains and losses and premium expense on company-owned life insurance policies.

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

Revenue Recognition
Most of our revenues are generated from contractual arrangements, some of which are complex in nature. Many of these contracts require significant revenue recognition judgments, particularly in the areas of progress toward completion, multiple-element arrangements and, primarily with respect to our benefits-funded contracts, collectibility. Our contracts are generally on a fixed-price, time-and-materials or cost-reimbursable basis. Revenues from fixed-price contracts are recognized using the percentage-of-completion basis of accounting based on the percentage of costs incurred in relation to total estimated costs to be incurred over the duration of the contract. Revenues from time-and-materials contracts are recognized to the extent of billable rates times hours delivered plus reimbursable expenses incurred. Revenues from cost-reimbursable contracts are recognized to the extent of costs incurred plus a proportionate amount of the fee earned.

In using the percentage-of-completion basis of accounting for our fixed-price (including benefits-funded) contracts, we make important judgments in estimating total costs to complete the contracts in determining revenue recognition. These judgments underlie our determinations regarding overall contract value and contract profitability. As such, these estimates are continually reviewed during the term of the contract and may result in our revision of recognized revenues and estimated total costs during the period when changes in circumstances are identified. Circumstances that may result in changes to recognized revenues include changes in estimates of costs required to complete an engagement, changes in staffing mix and changes in customer participation, as well as other factors.

Our benefits-funded contracts are similar to our other large systems integration fixed-price contracts with the exception that the amounts due to us are payable from actual monetary benefits derived by the customer. As such, these contracts require us to apply judgments in determining whether the full contract value will be funded and what the expected profitability on the contract will be. Benefits-funded contracts are used solely in situations where the customer receives tangible and quantifiable monetary benefits directly from the new system and processes we implemented. For these contracts, we recognize revenues only to the extent that we can predict, with reasonable certainty, that the benefit stream will generate amounts sufficient to fund the value on which revenue recognition is based.

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

Income Taxes
Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgments. As a global company with subsidiaries in 16 foreign countries and the U.S., we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. Changes in the geographic mix or estimated levels of annual pre-tax income can affect our overall effective tax rate.

Variable Compensation
Variable compensation is a significant discretionary expense that is highly dependent on management estimates and judgments, particularly at each interim reporting date. In arriving at the amount of expense to recognize, management believes it makes reasonable estimates and judgments using all significant information available. Expenses accrued for variable compensation are based on actual quarterly and annual performance versus plan targets and other factors. Amounts accrued are subject to change in future periods until annual results are finalized.

HISTORICAL RESULTS OF OPERATIONS

The following table sets forth the unaudited percentage of revenues represented by items in our unaudited consolidated condensed income statements for the periods presented.

	For the Three Months
	Ended March 31,
	2003	2002

REVENUES	100%	100%

EXPENSES:
Cost of Revenues	59.5%	58.7%
Selling, General and Administrative	34.1%	31.5%
Research and Development	1.5%	2.4%

INCOME FROM OPERATIONS	4.9%	7.4%

OTHER EXPENSE, NET	0.2%	0.2%

INCOME BEFORE INCOME TAXES	4.7%	7.2%

INCOME TAXES	1.9%	2.9%

NET INCOME	2.8%	4.3%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues
Revenues for the three months ended March 31, 2003 were $227.0 million, a decrease of $24.5 million, or 9.7%, compared to the same period in 2002. For the three months ended March 31, 2003, 2.2% of the 9.7% decline related to lost revenues of $5.6 million associated with the sale of our utilities practice. Excluding revenues related to our utilities practice that was sold in December of 2002, revenues for the first quarter of 2003 declined $18.9 million, or 7.5%, compared to the same period in 2002. In our Federal Government Agencies target market, revenues for the three months ended March 31, 2003 increased $2.2 million compared to the same period in 2002, reflecting, in part, increased demand for our intelligence offerings. Excluding revenues attributable to our utilities practice, revenues for the three months ended March 31, 2003 in our Other Corporate Clients target market increased $0.2 million compared to the same period in 2002. All other target markets declined from the same period of the prior year as customers reduced or deferred their spending on IT and consulting services due to the slowdown in the economy and the weak IT market. Due to the global economic weakening in the telecommunications industry, our Communications, Media and Entertainment target market experienced the most significant decline, accounting for 43.4% of the $24.5 million drop in revenues. For the three months ended March 31, 2003, the proportion of our total revenues derived from the public sector was 64.9%, an increase of 3.2%, from the same period in 2002. The public sector is composed of revenues attributable to our Federal Government Agencies and State and Local Governments and Education target markets. Approximately 85% of our consolidated revenues continue to come from customers with whom we have previously performed work.

Compared to the same period in 2002, revenues from U.S. customers declined 11.4% to $195.1 million for the three months ended March 31, 2003, whereas revenues from international customers increased 2.0% to $31.9 million. Revenues from international customers were derived from work with customers primarily in the Communications, Media and Entertainment and Financial Services Institutions target markets across Europe, Asia and the Pacific Rim. Business with international customers represented 14.0% of our total revenues for the three months ended March 31, 2003, compared to 12.4% for the same period in 2002.

Operating Expenses
Total operating expenses for the first quarter of 2003 were $216.0 million, a decrease of $16.8 million, or 7.2%, compared to operating expenses in the same period in 2002. As a percentage of revenues, operating expenses increased 2.5% from 92.6% for the three months ended March 31, 2002 to 95.1% for the same period in 2003.

Cost of Revenues
Cost of revenues were $135.0 million for the three months ended March 31, 2003, a decrease of $12.5 million, or 8.5%, compared with the same period in 2002. Cost of revenues declined due to the slowdown or conclusion of project work for customers. The decline was also attributable to reduced incentive compensation offset in part by increased amortization expense of purchased and developed software for external sale to customers. As a percentage of revenues, cost of revenues increased from 58.7% for the three months ended March 31, 2002 to 59.5% for the three months ended March 31, 2003.

Selling, General and Administrative
SG&A expenses were $77.6 million for the three months ended March 31, 2003, a decrease of $1.6 million, or 2.0%, compared with the same period in 2002. The decline was partly attributable to reduced incentive compensation for personnel not directly related to the delivery of services. Additionally, expenses related to the global utilities practice, which was sold December 31, 2002, were incurred for the three months ended March 31, 2002 but not during the same period of 2003. These reductions were offset in part by increased business development expense for the three months ended March 31, 2003 compared to the same period of 2002. SG&A expenses as a percentage of revenues were 34.1% and 31.5% for the three month periods ended March 31, 2003 and 2002, respectively.

Research and Development
Research and development expenses were $3.3 million for the three months ended March 31, 2003, a decrease of $2.6 million, or 44.1%, compared with the same period in 2002. The decrease was primarily related to the transition of several software development projects related to our Federal Government Agencies target market from research and development expense to capitalized development. The decrease was partly offset by an increase in non-capitalized development costs on our next generation customer care and billing software, Tapestry®.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, our liquidity was composed of $115.3 million of cash and cash equivalents and our $160 million bank credit facility.

Cash Flows for the Three Months Ended March 31, 2003 and 2002

	For the Three Months Ended March 31,

(In millions)	2003	2002	Change

Cash (used in) provided by operating activities	$(13.9)	$1.3	$(15.2)
Cash used in investing activities	$(7.7)	$(8.9)	$1.2
Cash (used in) provided by financing activities	$(1.1)	$3.1	$(4.2)

Net cash used in operating activities was $13.9 million for the quarter ended March 31, 2003 compared to net cash provided by operating activities of $1.3 million for the quarter ended March 31, 2002. This change consisted primarily of a decline in net income of $4.5 million over the same period in 2002, $33.6 million less cash received for accounts receivable over the same period in 2002, and $4.7 million more in payments in 2003 for accrued compensation and related items over the same period in 2002. These increases in outflows were offset by $12.5 million less cash paid for income taxes in the first quarter of 2003 over the same period in 2002 due to research and experimentation tax credits applied, $3.4 million less cash paid for accrued restructuring charges in the first quarter of 2003 over the same period in 2002, as well as other various increases in operating cash inflows.

Net cash used in investing activities for the three months ended March 31, 2003 decreased $1.2 million over the same period in 2002 due to $2.8 million more cash received in 2003 than in 2002 from company-owned life insurance policies to fund deferred compensation distributions and $2.6 million less cash paid in 2003 for our investment in Proponix. These increases in cash provided were offset by more cash used to purchase and develop our software in the first quarter of 2003 over the same period in 2002. Additional software investments in 2003 were primarily related to the development of our Advantage® and Momentum® software offerings.

Cash used in financing activities was $1.1 million for the three months ended March 31, 2003 compared to cash provided by financing activities of $3.1 million for the three months ended March 31, 2002. Proceeds from common stock options exercised provided $3.1 million for the three months ended March 31, 2002 whereas there were no option exercises in the first quarter of 2003. In addition, we paid $1.8 million during the first quarter of 2003 for shares repurchased under AMS’s stock repurchase program. We did not repurchase any shares on the open market during the same quarter in 2002. These decreases in cash were offset slightly by an increase in proceeds from the Employee Stock Purchase Plan for the three months ended March 31, 2003 compared to the same period of 2002.

Bank Credit Facility

In addition to our cash balance of $115.3 million at March 31, 2003, we have an unsecured revolving bank credit agreement with a group of lenders that provides borrowings not to exceed $160 million. This credit facility is available for working capital borrowings, capital expenditures, acquisitions, and other corporate purposes. At March 31, 2003, no borrowings were outstanding under our bank credit facility.

AMS may borrow funds under this bank credit agreement in the approved currencies, subject to certain minimum amounts per borrowing. Interest rates on such borrowings will generally range from LIBOR plus 1.13% to 1.75% per annum, depending on our debt-to-EBITDA ratio, as defined in the agreement. We are required to pay a facility fee ranging from 0.50% to 0.65% per annum on the total facility based on our debt-to-EBITDA ratio.

Our $160 million revolving credit facility includes affirmative and negative covenants, including, but not limited to, covenants limiting our ability to create or incur liens, make certain investments, incur certain indebtedness, undergo fundamental changes, make certain dispositions, make acquisitions not related to our lines of business, pay dividends, or repurchase stock. The credit agreement also contains certain financial covenants requirements including a minimum consolidated net worth, a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio. Our bank credit agreement expires on November 13, 2005. At March 31, 2003, we were in compliance with the covenants and other restrictions imposed by this credit facility.

Significant Customer Receivables

We enter into large, long-term contracts and, as a result, periodically maintain significant receivable balances with certain major customers. At both March 31, 2003 and 2002 we had approximately $40.5 million in accounts receivable, classified as a long-term contract receivable in Other Assets, under a predominantly cost-plus incentive fee contract with the Thrift Board. See Part II, Item 1, Legal Proceedings of this Form 10-Q, for a discussion of pending litigation involving the Thrift Board. At March 31, 2003 and March 31, 2002 our three largest individual customers, under numerous contracts, accounted for approximately 60.2% and 47.8% of our accounts receivable, respectively. No other single customer represented greater than 10 percent of outstanding receivables as of March 31, 2003 or 2002.

OUTLOOK

Growth Opportunities
We are pursuing potential acquisition targets to supplement our existing service lines and/or vertical sectors with like businesses.

Share Repurchases
We will continue to repurchase shares periodically when our stock value, cash position and the terms of our credit agreement allow. However, our priority remains leveraging our cash position to invest in organic and inorganic growth opportunities.

Cost Containment
We will continue to address our cost base and strategies for cost reductions as our forward view of the market dictates.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our market risk associated with foreign currency risk, interest rate risk and marketable securities risk as of December 31, 2002, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year then ended. During the three months ended March 31, 2003, there have been no material changes in our market risk exposure.

Item 4.  Controls and Procedures

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s filings under the Securities Exchange Act of 1934, as amended.

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

AMS moved to dismiss the lawsuit filed by Mr. Mehle. On November 30, 2001, the United States District Court for the District of Columbia issued an order granting AMS’s motion to dismiss Mr. Mehle’s lawsuit for lack of jurisdiction. Mr. Mehle appealed that order. AMS filed both procedural and dispositive motions with the Court of Appeals. On January 25, 2002, the U.S. Department of Justice filed a motion on behalf of the U.S. Government to intervene, which has been granted, and a motion to dismiss Mr. Mehle’s appeal. Both the Government’s motion to dismiss the appeal and AMS’s motion to dismiss the appeal were opposed by Mr. Mehle and are pending. A motion by AMS, whose position was supported by the United States, to strike the appearance of private counsel representing Mr. Mehle, also was filed and was opposed by Mr. Mehle. That motion also remains pending. In November 2002, Mr. Mehle resigned from his position as Executive Director of the Thrift Board. As a result, Mr. James Petrick, the Thrift Board’s current Acting-Executive Director, was substituted as the named appellant and the case is now captioned Petrick v. American Management Systems, Inc., No. 01-7197 (United States Court of Appeals for the District of Columbia Circuit). The Court of Appeals heard oral arguments on March 7, 2003 and the case has been submitted for decision.

American Management Systems, Inc. v. United States, No. 01-586 (Fed. Cl.). AMS believes that the appropriate forum for resolving its dispute over the Thrift Board contract is in the United States Court of Federal Claims (“CFC”), a court of specialized jurisdiction that ordinarily entertains all disputes relating to U.S. government contracts. To that end, AMS filed suit in the CFC against the United States, which is the contracting party in the Thrift Board contract, seeking reversal of the Thrift Board’s decision terminating the contract for default and asking the court to convert the termination into a termination for convenience. The U.S. Department of Justice is defending the United States in this case. The United States moved to dismiss AMS’s Complaint for lack of jurisdiction, arguing that the Thrift Board is a non-appropriated fund instrumentality. AMS opposed the United States’ jurisdictional motion. By written opinion and order dated August 30, 2002, the CFC denied the United States’ motion to dismiss, concluding that jurisdiction did, in fact, exist. On September 12, 2002, the United States filed its Answer to AMS’s Complaint, thereby responding to AMS’s claims in the CFC. Following the CFC’s ruling, the United States sought and obtained from the CFC permission to petition the U.S. Court of Appeals for the Federal Circuit (“the Federal Circuit”) to entertain an immediate appeal of the CFC’s jurisdictional ruling. On February 26, 2003, by written order, the Federal Circuit denied the United States’ request for an immediate appeal. Following this denial, the United States requested that the CFC revisit its August 30, 2002 opinion and then re-certify the matter to the Federal Circuit. AMS opposed that request. By written order dated April 9, 2003, the CFC denied the United States’ request. The case is proceeding in the CFC and a discovery schedule has been established.

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

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits The Exhibits set forth in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

              On January 8, 2003, the Company filed a Form 8-K announcing the completion of the sale of its global utilities practice to Wipro Limited effective December 31, 2002.
              On March 14, 2003, the Company filed a Form 8-K announcing that its Board of Directors increased by three million shares the Company’s existing share repurchase authorization.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MANAGEMENT SYSTEMS, INCORPORATED

5/7/03	/s/ Alfred T. Mockett

Date	Alfred T. Mockett
Chairman and Chief Executive Officer

5/7/03	/s/ John S. Brittain, Jr.

Date	John S. Brittain, Jr.
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	5/7/03	/s/ Alfred T. Mockett

Alfred T. Mockett
Chairman and Chief Executive Officer

I, John S. Brittain, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Management Systems, Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	5/7/03	/s/ John S. Brittain, Jr.

John S. Brittain, Jr.
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

99.	Additional Exhibits

	99.1	Certification of Chief Executive Officer (filed herewith).

	99.2	Certification of Chief Financial Officer (filed herewith).