Form 10-Q
period 2003-06-30
AMERICAN MANAGEMENT SYSTEMS INC
filed 2003-08-14
CIK 310624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2003 was 42,344,320.

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Condensed Financial Statements and Notes

American Management Systems, Incorporated
CONSOLIDATED CONDENSED INCOME STATEMENTS

Unaudited
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

REVENUES	$232,011	$251,697	$458,983	$503,127

EXPENSES:
Cost of Revenues	145,838	146,911	280,885	294,498
Selling, General and Administrative	77,146	78,053	154,728	157,217
Research and Development	3,685	7,870	7,015	13,828
Restructuring Charge	24,785	16,087	24,785	16,087
Software Asset Impairments	9,555	—	9,555	—
Contract Litigation Settlement Expense	45,489	—	45,489	—

(LOSS) INCOME FROM OPERATIONS	(74,487)	2,776	(63,474)	21,497

OTHER (INCOME) EXPENSE, NET:
Interest Expense	5	296	514	1,093
Other (Income) Expense	(193)	558	(296)	309

	(188)	854	218	1,402

(LOSS) INCOME BEFORE INCOME TAXES	(74,299)	1,922	(63,692)	20,095

INCOME TAXES	(27,660)	788	(23,311)	8,239

NET (LOSS) INCOME	$(46,639)	$1,134	$(40,381)	$11,856

WEIGHTED AVERAGE SHARES OUTSTANDING Basic	42,217	41,906	42,290	41,843

Diluted	42,217	42,593	42,290	42,483

(LOSS) EARNINGS PER SHARE
Basic	$(1.10)	$0.03	$(0.95)	$0.28

Diluted	$(1.10)	$0.03	$(0.95)	$0.28

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

American Management Systems, Incorporated
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	June 30, 2003
	(Unaudited)	December 31, 2002

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$101,759	$136,191
Accounts Receivable, Net	231,163	212,098
Prepaid Expenses and Other Current Assets	43,428	35,126

Total Current Assets	376,350	383,415

NONCURRENT ASSETS:
Property and Equipment (Net of Accumulated Depreciation and Amortization of $47,786 and $44,751)	22,596	24,518
Purchased and Developed Computer Software (Net of Accumulated Amortization of $148,021 and $136,591)	107,539	90,797
Goodwill, Net	24,331	24,331
Cash Value of Life Insurance	25,139	29,830
Other Assets	11,765	69,605

Total Noncurrent Assets	191,370	239,081

TOTAL ASSETS	$567,720	$622,496

____________
See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

American Management Systems, Incorporated
CONSOLIDATED CONDENSED BALANCE SHEETS — continued
(In thousands, except share data)

	June 30, 2003
	(Unaudited)	December 31, 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$16,427	$17,118
Accrued Compensation and Related Items	37,893	52,674
Deferred Revenues	22,954	26,115
Accrued Liabilities	29,541	14,592
Accrued Restructuring Charge	23,950	7,988
Income Taxes Payable	388	1,061
Deferred Income Taxes	1,872	17,159

Total Current Liabilities	133,025	136,707

NONCURRENT LIABILITIES:
Deferred Compensation and Other	28,631	36,364
Deferred Income Taxes	10,257	20,044
Accrued Restructuring Charge	8,337	9,356

Total Noncurrent Liabilities	47,225	65,764

TOTAL LIABILITIES	180,250	202,471

COMMITMENTS AND CONTINGENCIES — See Note 7

STOCKHOLDERS’ EQUITY:
Preferred Stock ($0.10 Par Value; 4,000,000 Shares Authorized, None Issued or Outstanding)	—	—
Common Stock ($0.01 Par Value; 200,000,000 Shares Authorized, 51,057,214 and 51,057,214 Issued and 42,258,537 and 42,324,218 Outstanding)	510	510
Capital in Excess of Par Value	81,864	80,309
Unearned Compensation	(1,167)	(2,146)
Retained Earnings	344,682	385,063
Accumulated Other Comprehensive Loss	(6,884)	(14,915)
Treasury Stock, at Cost (8,798,677 and 8,732,996 Shares)	(31,535)	(28,796)

Total Stockholders’ Equity	387,470	420,025

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$567,720	$622,496

____________
See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

American Management Systems, Incorporated
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Six Months
	Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(40,381)	$11,856
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in)
Provided by Operating Activities
Depreciation	3,432	3,801
Amortization	16,390	17,178
Stock Compensation Expense	613	1,859
Deferred Income Taxes	(24,586)	305
(Increase) Decrease in Cash Surrender Value of Life Insurance	(1,187)	217
Loss on Disposal of Assets	237	124
Provision for Doubful Accounts	750	—
Software Asset Impairments	9,555	—
Contract Litigation Asset Write-off	30,489	—
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(15,299)	33,378
Decrease in Prepaid Expenses and Other Assets	3,530	671
Increase (Decrease) in Accounts Payable and Accrued Liabilities	11,484	(6,625)
Decrease in Accrued Compensation and Related Items	(21,693)	(12,019)
Decrease in Deferred Revenue	(3,283)	(12,360)
Increase in Accrued Restructuring Charge	14,943	2,177
Decrease in Income Taxes Payable	(716)	(13,780)

Net Cash (Used in) Provided by Operating Activities	(15,722)	26,782

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(1,584)	(302)
Purchase and Development of Computer Software	(26,785)	(9,979)
Other Assets	5,474	(5,299)

Net Cash Used in Investing Activities	(22,895)	(15,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan and Common Stock Options Exercised	2,323	5,254
Payments to Acquire Treasury Stock	(3,460)	(1,504)

Net Cash (Used in) Provided by Financing Activities	(1,137)	3,750

Effect of Exchange Rate Changes on Cash	5,322	1,489

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34,432)	16,441
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	136,191	53,347

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$101,759	$69,788

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Exchange of Investment for Intangible Assets, Net of Cash	$16,266	$—
Issuance of Treasury Stock for Employee Stock Purchase Plan, Stock Options Exercised, and Restricted Stock	$416	$2,758

____________
See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

American Management Systems, Incorporated
SUPPLEMENTAL CONSOLIDATED REVENUES BY MARKET

Unaudited
(In thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Federal Government Agencies	$84,503	$84,511	$170,426	$168,186

State and Local Governments and Education	65,518	70,040	126,900	141,565

Communications, Media and Entertainment	43,159	52,975	85,756	106,177

Financial Services Institutions	31,662	28,803	61,930	59,583

Other Corporate Clients	7,169	15,368	13,971	27,616

Total Revenues	$232,011	$251,697	$458,983	$503,127

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited
(In thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements of American Management Systems, Incorporated (“AMS” or “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2003. The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include certain employee severance costs that are associated with a restructuring, lease termination costs, costs to close or consolidate facilities, or other exit or disposal activities. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The provisions of SFAS No. 146 were applied to the Company’s restructuring charge taken in the second quarter of 2003 but did not represent a material change in the accounting for restructuring costs when compared to the charge taken in the second quarter of 2002.

In November 2002, the Emerging Issues Task Force issued a final consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue No. 00-21 provides guidance on how and when to recognize revenues from arrangements requiring delivery of more than one product or service. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. To the extent that a deliverable in an arrangement is within the scope of other existing higher level authoritative literature, Issue No. 00-21 does not apply. Issue No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue No. 00-21 is not expected to have a significant effect on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also requires that a guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
Unaudited
(In thousands, except per share amounts)

The initial recognition and measurement provisions of FIN 45 are applicable only on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial statements.

In December 2002, AMS adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The effect of the adoption of SFAS No. 148 was the addition of a significant accounting policy in Note 1 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In addition, see Note 2 of this Report for the required quarterly disclosures.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” Interpretation No. 46 requires the primary beneficiary to consolidate a variable interest entity (“VIE”) if it has a variable interest that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The Interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. AMS does not have any VIEs.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements.” The remaining provisions of this Statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – continued
Unaudited
(In thousands, except per share amounts)

the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any effect on AMS’s financial statements.

NOTE 2 – STOCK-BASED COMPENSATION

At June 30, 2003, the Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net (loss) income, as reported	$(46,639)	$1,134	$(40,381)	$11,856
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,172)	(2,094)	(2,786)	(3,911)

Pro forma net (loss) income	$(47,811)	$(960)	$(43,167)	$7,945

(Loss) earnings per share:
Basic – as reported	$(1.10)	$0.03	$(0.95)	$0.28
Basic – pro forma	$(1.13)	$(0.02)	$(1.02)	$0.19

Diluted – as reported	$(1.10)	$0.03	$(0.95)	$0.28
Diluted – pro forma	$(1.13)	$(0.02)	$(1.02)	$0.19

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – continued
Unaudited
(In thousands, except per share amounts)

NOTE 3 – COMPREHENSIVE INCOME

     In accordance with SFAS No. 130, “Reporting Comprehensive Income,” the components of comprehensive income are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

NET (LOSS) INCOME	$(46,639)	$1,134	$(40,381)	$11,856
OTHER COMPREHENSIVE INCOME:
Currency Translation Adjustment	5,266	5,326	8,031	4,330

COMPREHENSIVE (LOSS) INCOME	$(41,373)	$6,460	$(32,350)	$16,186

NOTE 4 – EARNINGS PER SHARE RECONCILIATION

Basic earnings per share is computed by dividing net income or loss by the weighted average shares outstanding during the period. Diluted earnings per share is computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include equivalents, when their effect is dilutive.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – continued
Unaudited
(In thousands, except per share amounts)

     The computations for basic and dilutive EPS are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Basic EPS
Net (Loss) Income (Numerator)	$(46,639)	$1,134	$(40,381)	$11,856
Weighted Average Shares Outstanding (Denominator)	42,217	41,906	42,290	41,843

Basic EPS	$(1.10)	$0.03	$(0.95)	$0.28

Diluted EPS
Net (Loss) Income (Numerator)	$(46,639)	$1,134	$(40,381)	$11,856
Weighted Average Shares and Equivalents:
Weighted Average Shares Outstanding	42,217	41,906	42,290	41,843
Effect of Other Dilutive Securities:
Options	—	264	—	240
Nonvested Restricted Stock	—	423	—	400

Total Weighted Average Shares and Equivalents (Denominator)	42,217	42,593	42,290	42,483

Diluted EPS	$(1.10)	$0.03	$(0.95)	$0.28

NOTE 5 – RESTRUCTURING CHARGE

(Staff reductions reported in actual amounts, dollars in thousands)

Severance and Benefits

In an effort to achieve cost reductions and align its work force with changing market conditions and revenue outlook, the Company recorded a charge of $18,689 for the three months ended June 30, 2003 for severance and severance-related costs. The severance costs primarily relate to a reduction in senior level staff and management positions. In total, 241 employees are being separated in the U.S. and Europe. In addition, during 2002 and 2001, the Company implemented restructuring plans and recorded charges totaling $54,781 for severance and severance-related costs related to a total of 2,128 staff reductions. Of the 2,369 total staff reductions related to the 2003, 2002, and 2001 plans, 105 individuals remain to be separated at June 30, 2003. The remaining $15,578 liability as of June 30, 2003 for severance and severance-related costs is expected to be paid over the next year.

Facilities

During 2002 and 2001, the Company recorded charges totaling $25,481 for the closure and consolidation of facilities. During the three months ended June 30, 2003, the Company recorded a charge of $2,642 related to changes in estimates of the timing and amount of anticipated subtenant rental payments associated with the prior facility restructuring plan. The Company also recorded an additional charge of $3,454 for the three months ended June 30, 2003 related to the closure and consolidation of additional

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – continued
Unaudited
(In thousands, except per share amounts)

facilities. Of the remaining $16,709 total liability at June 30, 2003, $8,337 represents a noncurrent liability for costs to be incurred through 2010.

Restructuring reserve activities as of and for the six months ended June 30, 2003 were as follows:

	Severance
	& Benefits	Facilities	Total

Restructuring Liability as of December 31, 2002	$3,368	$13,976	$17,344
Restructuring Charge
First Quarter	—	—	—
Second Quarter	18,689	3,454	22,143
Second Quarter Change in Estimate	—	2,642	2,642

Total Restructuring Charge	18,689	6,096	24,785
Cash Payments	(6,479)	(3,363)	(9,842)

Restructuring Liability as of June 30, 2003	$15,578	$16,709	$32,287

NOTE 6 – INCOME TAXES

During the six months ended June 30, 2003 the Company’s annual effective tax rate was 36.6% as compared to 41.0% for the six months ended June 30, 2002. As of December 31, 2002, the annual effective tax rate was 33.0% and reflected the expected value of tax refunds due from amending prior years’ federal income tax returns to claim additional research and experimentation tax credits.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

As further discussed below, on June 20, 2003, the Company entered into a written settlement agreement which resolved all outstanding claims and litigation related to its contract with the Federal Retirement Thrift Investment Board (the “Thrift Board”). The Thrift Board also agreed to a no-fault termination of the contract. Under the terms of the settlement agreement, the Thrift Board agreed to pay the Company $10,000 for work performed under the contract for which payment remained outstanding. The remaining $30,489 contract receivable was written-off in the second quarter of 2003. In addition, the Company agreed to pay $15,000 to the Thrift Savings Plan as partial reimbursement of the $31,000 the Company previously had received for other work it had performed under the Thrift Board contract. Accordingly, the Company recorded a contract litigation settlement expense of $45,489 for the three months ended June 30, 2003.

On July 17, 2001, the Thrift Board terminated for default its contract with AMS for development and implementation of an automated record-keeping system. On the same date, the Thrift Board’s Executive Director, Roger W. Mehle, purporting to act as “managing fiduciary” of the Thrift Savings Fund, filed a lawsuit against AMS relating to AMS’s performance of the contract seeking compensatory damages of

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – continued
Unaudited
(In thousands, except per share amounts)

$50,000 and punitive damages of $300,000, plus re-procurement costs, costs and expenses of litigation (including reasonable attorneys’ fees) and prejudgment interest.

AMS moved to dismiss Mr. Mehle’s lawsuit. On November 30, 2001, the United States District Court for the District of Columbia dismissed Mr. Mehle’s lawsuit for lack of jurisdiction. Mr. Mehle appealed that dismissal order. AMS filed both procedural and dispositive motions in the United States Court of Appeals for the District of Columbia Circuit. On January 25, 2002, the U.S. Department of Justice filed a motion on behalf of the U.S. Government to intervene in the appeal, which was granted, and concurrently filed a motion to dismiss Mr. Mehle’s appeal. Mr. Mehle opposed both the Government’s motion to dismiss the appeal and AMS’s motion to dismiss the appeal. On March 7, 2003, the United States Court of Appeals for the District of Columbia Circuit heard oral argument and the case was submitted for decision.

Separately, on October 10, 2001, AMS filed suit in the United States Court of Federal Claims (“CFC”) against the United States, which was the contracting party in the Thrift Board contract, seeking reversal of the Thrift Board’s decision terminating the contract for default and asking the CFC to convert the termination into a termination for convenience. The U.S. Department of Justice defended the United States in this case and moved to dismiss AMS’s complaint on jurisdictional grounds. By written opinion and order dated August 30, 2002, the CFC denied the United States’ motion to dismiss AMS’s complaint. The United States sought an immediate appeal of the CFC’s jurisdictional ruling. On February 26, 2003, by written order, the United States Court of Appeals for the Federal Circuit denied the United States’ request for an immediate appeal.

In addition to the CFC proceeding, on July 16, 2002, AMS submitted a contract termination settlement proposal and claim to the Thrift Board seeking recovery of approximately $58,500 of unpaid costs and fees incurred in performing the contract and winding it down in accordance with the termination for convenience provisions of the contract. The proposal was submitted pursuant to the instructions given by the Thrift Board’s contracting officer at the time of termination and in accordance with the terms of the contract and the Federal Acquisition Regulations. On August 16, 2002, the Thrift Board denied any liability to pay the settlement proposal and claim. AMS expressed its intention to amend its complaint in the CFC and thereby challenge the Thrift Board’s decision with respect to these matters.

On June 20, 2003, AMS, the Thrift Board and the United States entered into a written settlement agreement (“Settlement Agreement”) resolving all outstanding litigation and claims among them relating to AMS’s work on the Thrift Board contract. The Thrift Board also agreed to a no-fault termination of the contract. Under the terms of the Settlement Agreement, the Thrift Board agreed to pay AMS $10,000 for certain work AMS previously had performed, but for which payment remained outstanding. In turn, AMS agreed to pay $15,000 to the Thrift Savings Plan as partial reimbursement of the $31,000 AMS previously had received for other work it had performed under the Thrift Board contract. All parties to the case — Gary A. Amelio, the current Executive Director of the Thrift Board, AMS, and the United States — further agreed to dismiss and terminate all litigation and claims relating to the Thrift Board contract.

Five days later, on June 25, 2003, Thrift Savings Plan participant Roger W. Mehle (the former Executive Director of Thrift Board) filed in the United States Court of Appeals for the District of Columbia Circuit, as a non-party, a Motion for Leave to Intervene. Among other things, Mr. Mehle requested that the Court

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – continued
Unaudited
(In thousands, except per share amounts)

of Appeals issue its ruling in the case, notwithstanding the settlement that had been reached by all parties to the case.

On July 1, 2003, the parties exchanged the payments contemplated under the Settlement Agreement and filed Stipulations of Dismissal in the CFC and the United States Court of Appeals for the District of Columbia Circuit. On July 8, 2003, Appellant Gary A. Amelio, the United States, and AMS each filed separate Oppositions to Mr. Mehle’s Motion for Leave to Intervene. On July 15, 2003, Mr. Mehle filed his initial Reply to all three opposition briefs, followed on July 17, 2003 by an Amended/Corrected Reply. By order filed on August 11, 2003, the United States Court of Appeals for the District of Columbia Circuit denied Mr. Mehle’s Motion for Leave to Intervene and dismissed the case. On July 7, 2003, in accordance with the Settlement Agreement reached by the parties, the CFC entered final dismissal of the action which had been pending in that court.

NOTE 8 – SOFTWARE ASSET IMPAIRMENTS

For the three months ended June 30, 2003 the Company recorded a software asset impairment charge of $9,555. This charge was for the write-off of certain non-performing purchased and developed software assets that are no longer expected to provide future value. The Company incurred no software asset impairment charge for the three months ended June 30, 2002.

NOTE 9 – SUBSEQUENT EVENTS

On July 15, 2003, the Company announced that it signed a definitive agreement to purchase the equity of privately-owned R.M. Vredenburg & Co., a leading provider of professional and technical services to the Department of Defense and U.S. Intelligence communities. The transaction closed on August 1, 2003 for approximately $42,700 in cash and also includes the assumption of certain liabilities, including approximately $2,700 in debt and executive management retention agreements of up to $4,300. The agreement also includes additional contingent payments of up to $4,000 if certain performance conditions are met.

On July 16, 2003, the Company announced the award of a subcontractor agreement (the “IBM Contract”) with IBM Global Services to build a statewide computer network to track child support payments for the California Department of Child Support Services. The AMS portion of the eight-year IBM Contract is valued at approximately $223,500. Under the terms of an asset purchase agreement dated August 21, 2000 between Synergy Consulting, Inc. (a wholly-owned subsidiary of AMS) and GLMRR Corp., the Company is obligated to make two additional purchase price payments totaling 3.5% of the amounts received for services under the IBM Contract. These payments, totaling no more than $7,824, are to be paid 50% upon execution of the IBM Contract and 50% after two years from the date the IBM Contract is executed or work commences, whichever is later, and will be recorded as additional goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated condensed financial statements and notes included in this Quarterly Report on Form 10-Q and our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002. We use the terms “AMS,” “we,” “our,” and “us” to refer to American Management Systems, Incorporated and its subsidiaries.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Investors are cautioned that this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations that are based on our current expectations, estimates and projections. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for this include changes in general economic and political conditions, including fluctuations in exchange rates and the following factors:

•	The current economic downturn has caused, and future economic downturns may cause, our revenues to decline.

•	Our business may be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology.

•	The consulting, technology and outsourcing markets are highly competitive, and we may not be able to compete effectively.

•	Our success is highly dependent on our ability to recruit and retain talented employees.

•	We rely on relatively few customers for a significant portion of our business.

•	Adverse changes in government spending could have a negative effect on our business.

•	Profitability on our contracts may be adversely affected by project-related risks.

•	Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs.

•	Our profitability may decline due to financial and operational risks inherent in worldwide operations.

•	There are risks inherent in a strategy that includes the acquisition of other businesses.

•	We may face legal liabilities or damage to our professional reputation from claims made against our work.

•	Our services or solutions may infringe on the intellectual property rights of others.

•	Despite our efforts, our ability to fully protect our intellectual property rights is limited.

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

OVERVIEW

AMS is a premier business and IT consulting firm to the government, financial services, and communications industries around the globe. We combine our IT and industry subject matter expertise and knowledge to drive high-performance results. Our mission is to improve business performance for our customers through the intelligent use of technology.

Known for our delivery and service excellence for more than 30 years, we specialize in enterprise resource planning, credit risk management, customer relationship management, and enterprise security. AMS applies both proprietary and partner technologies, and provides solutions through business consulting, systems integration, and outsourcing.

We engage in business activities as one operating segment and we deliver our services through five target markets where we have significant industry knowledge. This knowledge has been gained through technology ingenuity, experience, and commitment. Our focus on specific industries allows us to tailor our offerings to reflect an understanding of the markets in which our customers operate.

We derive our revenues primarily from contracts for business and IT solutions. The economic environment and level of business activity from our customers affect our revenues. Due to the slowdown in the economy, political uncertainty and weak IT market during 2001 through the first half of 2003, customers reduced or postponed their spending on IT and consulting services, slowing down the number of new contracts into which we entered.

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

Less than 5% of our revenues include the sale of off-the-shelf software for which there are no significant integration or modification services necessary. These contracts often bundle maintenance or other services along with the sale of the software. Maintenance and product support services sold with software generally provide for minor programming corrections, new releases and help-desk support. The terms of the maintenance agreements vary with each customer but maintenance is generally sold for a twelve-month period, with renewals occurring annually, based on renewal rates stated in the original contract. For contracts that include off-the-shelf software and maintenance or other services, we assign part of the contract value to each element of the contract based on its relative fair value and recognize revenues for the license fee once the software has been delivered. Maintenance revenues are recognized ratably over the maintenance period and service revenues are recognized as services are delivered.

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

Operating Expenses
Our major types of operating expenses comprise the following:

•	Cost of Revenues include direct expenses to provide products and services to our customers such as compensation costs, travel and out-of-pocket expenses, costs for subcontractors, amortization of purchased and developed software for external sale to customers, product support and maintenance costs.

•	Selling, General and Administrative (“SG&A”) expenses include expenses not directly related to the delivery of products or services such as compensation for support personnel, rent expense, costs for information systems, selling and marketing expenses, recruiting and training expenses, depreciation expense, and amortization expense for internal-use software.

•	Research and Development expenses include expenses incurred as part of the software development cycle that are not capitalized.

•	Restructuring Charge includes expenses associated with employee severance and abandoned facilities.

•	Software Asset Impairments include significant expenses associated with the write-down of certain software assets to net realizable value.

•	Contract Litigation Settlement Expense includes costs associated with the settlement of litigation with the Federal Retirement Thrift Investment Board.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies is particularly important to the portrayal of our financial condition and results of operations. Accounting policies and estimates that management believes are most critical to our financial condition and operating results pertain to revenue recognition, net realizable value of software, income taxes and variable compensation. We have discussed the application of these critical accounting policies with the Audit Committee of our Board of Directors.

Revenue Recognition
Most of our revenues are generated from contractual arrangements, some of which are complex in nature. Many of these contracts require significant revenue recognition judgments, particularly in the areas of progress toward completion, multiple-element arrangements and, primarily with respect to our benefits-funded contracts, collectibility. Our contracts are generally on a fixed-price, time-and-materials or cost-

reimbursable basis. Revenues from fixed-price contracts are recognized using the percentage-of-completion basis of accounting based on the percentage of costs incurred in relation to total estimated costs to be incurred over the duration of the contract. Revenues from time-and-materials contracts are recognized to the extent of billable rates times hours delivered plus reimbursable expenses incurred. Revenues from cost-reimbursable contracts are recognized to the extent of costs incurred plus a proportionate amount of the fee earned.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

REVENUES	100%	100%	100%	100%

EXPENSES:
Cost of Revenues	62.9%	58.4%	61.2%	58.5%
Selling, General and Administrative	33.3%	31.0%	33.7%	31.2%
Research and Development	1.6%	3.1%	1.5%	2.8%
Restructuring Charge	10.6%	6.4%	5.4%	3.2%
Software Asset Impairments	4.1%	—	2.1%	—
Contract Litigation Settlement Expense	19.6%	—	9.9%	—

(LOSS) INCOME FROM OPERATIONS	(32.1)%	1.1%	(13.8)%	4.3%

OTHER (INCOME) EXPENSE, NET	(0.1)%	0.4%	0.1%	0.3%

(LOSS) INCOME BEFORE INCOME TAXES	(32.0)%	0.7%	(13.9)%	4.0%

INCOME TAXES	(11.9)%	0.3%	(5.1)%	1.6%

NET (LOSS) INCOME	(20.1)%	0.4%	(8.8)%	2.4%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues
Revenues for the three months ended June 30, 2003 were $232.0 million, a decrease of $19.7 million, or 7.8%, compared to the same period in 2002. For the three months ended June 30, 2003, $6.2 million of the $19.7 million decline in revenues was associated with the sale of our utilities practice. Excluding revenues related to our utilities practice that was sold in December of 2002, revenues for the second quarter of 2003 declined $13.5 million, or 5.4%, compared to the same period in 2002. In our Financial Services Institutions target market, revenues for the three months ended June 30, 2003 increased $2.9 million compared to the same period in 2002, attributable largely to increased revenue related to our European and Australian operations. Revenue for the three months ended June 30, 2003 in our Federal Government Agencies target market remained flat compared to the same period in 2002. All other target markets declined from the same period of the prior year as customers reduced or deferred their spending on IT and consulting services due to the slowdown in the economy and the weak IT market. Due to the global economic weakening in the telecommunications industry, our Communications, Media and Entertainment target market experienced the most significant decline, accounting for $9.8 million of the $13.5 million drop in revenues. We also experienced significant revenue declines in the State and Local

Governments and Education target market, accounting for $4.5 million of the $13.5 million decrease in revenues as states and localities reacted to revenue shortfalls and budget deficits with reduced IT and consulting spending. Excluding revenues associated with the sale of our utilities practice of $6.2 million, revenues in our Other Corporate Clients target market declined $2.0 million compared to the same period in 2002. The decline was attributable to decreased activity with clients in the healthcare and energy industries. For the three months ended June 30, 2003, the proportion of our total revenues derived from the public sector was 64.7%, an increase of 3.3%, from the same period in 2002. The public sector is composed of revenues attributable to our Federal Government Agencies and State and Local Governments and Education target markets. Approximately 85% of our consolidated revenues continue to come from customers with whom we have previously performed work.

Excluding revenues related to our utilities practice that was sold in December of 2002, revenues from U.S. customers declined 7.7% to $198.6 million for the three months ended June 30, 2003, whereas revenues from international customers increased 10.5% to $33.4 million. Revenues from international customers were derived from work with customers primarily in the Communications, Media and Entertainment and Financial Services Institutions target markets across Europe, Asia and the Pacific Rim. Business with international customers represented 14.4% of our total revenues for the three months ended June 30, 2003, compared to 12.9% for the same period in 2002. International revenues increased largely due to greater activity with our clients located in Europe in the Communications, Media and Entertainment target market and the State and Local Governments and Education target market.

Operating Expenses
Total operating expenses for the three months ended June 30, 2003 were $306.5 million, an increase of $57.6 million, or 23.1%, compared to operating expenses in the same period in 2002. As a percentage of revenues, operating expenses increased from 98.9% for the three months ended June 30, 2002 to 132.1% for the same period in 2003. During the three months ended June 30, 2003 and 2002, we took significant restructuring charges of $24.8 million and $16.1 million, respectively. In addition, for the three months ended June 30, 2003, we recorded substantial charges for software asset impairments of $9.6 million and contract litigation settlement expense of $45.5 million. Excluding these items, operating expenses as a percentage of revenue were 97.7% for the three months ended June 30, 2003 and 92.5% for the same period in 2002, and operating profit margins were 2.3% and 7.5%, respectively. The Company believes that its presentation of operating profit margins, excluding these charges, is useful in evaluating its ongoing business. In both bidding for new contracts and performing existing contracts, the Company’s management closely monitors operating profit margins, i.e., the revenues received from the contracts minus the direct and indirect costs of performing such contracts. To management, this best presents the economic performance of the ongoing fundamental business of the Company. In computing operating profit margins for internal analysis, management excludes significant episodic costs, such as severance costs and litigation costs, which are not related to the staff, facilities and other costs that are required to perform the contracts from which revenue is received. In addition to these costs being unrelated to the costs of performing the specific ongoing pool of contracts, the costs are episodic.

Cost of Revenues
Cost of revenues were $145.8 million for the three months ended June 30, 2003, a decrease of $1.1 million, or 0.7%, compared with the same period in 2002. Excluding approximately $2.7 million associated with the sale of our utilities practice, cost of revenues increased $1.6 million compared with the same period in 2002. The increase was attributable to increased project costs including revisions in costs to be incurred in connection with certain fixed-price engagements, as well as increased bad debt expense related to the write-off of a specific client receivable. These increases were offset in part by reduced incentive compensation and reduced amortization expense of purchased and developed software for external sale to customers. As a percentage of revenues, cost of revenues increased from 58.4% for the three months ended June 30, 2002 to 62.9% for the three months ended June 30, 2003. Pricing pressures from our competitors and clients have also adversely impacted our gross margins (revenues less cost of revenues) as well as increased cost of revenues attributable to higher project-related costs in connection with certain fixed-price client engagements.

Selling, General and Administrative
SG&A expenses were $77.1 million for the three months ended June 30, 2003, a decrease of $0.9 million, or 1.2%, compared with the same period in 2002. The decline was partly attributable to reduced incentive compensation of $1.3 million for personnel not directly related to the delivery of services. Additionally, approximately $1.3 million of expenses related to the global utilities practice, which was sold December 31, 2002, were incurred for the three months ended June 30, 2002 but not during the same period of 2003. These reductions were offset by increased business development expense of $0.5 million for the three months ended June 30, 2003 compared to the same period of 2002. These reductions were also offset by increased recruiting expenses of $0.8 million for senior-level professionals to support new business strategies and professionals with security clearances to support our defense and intelligence agency business for the three months ended June 30, 2003 compared to the same period of 2002. SG&A expenses as a percentage of revenues were 33.3% and 31.0% for the three month periods ended June 30, 2003 and 2002, respectively.

Research and Development
Research and development expenses were $3.7 million for the three months ended June 30, 2003, a decrease of $4.2 million, or 53.2%, compared with the same period in 2002. The decrease was primarily related to the transition of several software development projects related to our Federal Government Agencies target market from the initial research and development phase to capitalized development. The decrease was also due to a decline in non-capitalized development costs on our next generation customer care and billing software, Tapestry®.

Restructuring Charge
In an effort to align our workforce with market conditions and our revenue outlook, we incurred a $24.8 million restructuring charge for the three months ended June 30, 2003. The charge included $18.7 million for severance and severance-related costs. The severance costs primarily relate to a reduction in senior level staff and management positions. In total, 241 employees are being separated in the U.S. and Europe. In addition, the charge included $2.6 million related to changes in estimates associated with our liability for the closure and consolidation of facilities, primarily due to declining real estate market conditions and the timing of anticipated subtenant rental agreements, and $3.5 million for the additional closing of facilities. We incurred a $16.1 million restructuring charge for the three months ended June 30, 2002. The restructuring charge for the first three months of 2002 included $11.6 million for severance and severance-related costs and $4.5 million for consolidation of facilities.

Software Asset Impairments
The $9.6 million software asset impairment charge for the three months ended June 30, 2003 represented the write-down of certain purchased and internally developed assets that were not expected to provide future value. We incurred no software asset impairment charge for the three months ended June 30, 2002.

Contract Litigation Settlement Expense
The $45.5 million charge for the three months ended June 30, 2003 related to our agreement with the United States and the Federal Retirement Thrift Investment Board (the “Thrift Board”) to settle all outstanding litigation and claims from a contract dispute. The Thrift Board also agreed to a no-fault termination of the contract. Under the terms of the settlement agreement, the Thrift Board agreed to pay us $10.0 million for work performed under the contract, for which payment remained outstanding; the remaining $30.5 million contract receivable was written off. In addition, we agreed to pay the Thrift Board $15.0 million as a partial reimbursement of the $31.0 million we had previously received for other work performed under the contract.

Income Taxes
Our effective company-wide income tax rate decreased from 41.0% for the three months ended June 30, 2002 to 37.2% for the three months ended June 30, 2003. The decline was attributable to a decrease in the proportion of nondeductible expenses in relation to pretax income or loss.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues
Revenues for the six months ended June 30, 2003 were $459.0 million, a decrease of $44.1 million, or 8.8%, compared to the same period in 2002. For the six months ended June 30, 2003, $11.8 million of the $44.1 million decline in revenues was associated with the sale of our utilities practice. Excluding revenues related to our utilities practice that was sold in December of 2002, revenues for the six months ended June 30, 2003 declined $32.3 million, or 6.4%, compared to the same period in 2002. In our Financial Services Institutions target market, revenues for the six months ended June 30, 2003 increased $2.3 million compared to the same period in 2002, attributable largely to increased revenue related to our European and Australian operations. Revenue for the six months ended June 30, 2003 in our Federal Government Agencies target market increased $2.2 million compared to the same period in 2002, reflecting, in part, increased demand for our intelligence offerings. All other target markets declined from the same period of the prior year as customers reduced or deferred their spending on IT and consulting services due to the slowdown in the economy and the weak IT market. Due to the global economic weakening in the telecommunications industry, our Communications, Media and Entertainment target market experienced the most significant decline, accounting for $20.4 million of the $32.3 million drop in revenues. We also experienced significant revenue declines in the State and Local Governments and Education target market, accounting for $14.7 million of the $32.3 million decline of revenues as states and localities reacted to revenue shortfalls and budget deficits with reduced IT and consulting spending. Excluding revenues associated with the sale of our utilities practice of $11.8 million, revenues in our Other Corporate Clients target market declined $1.8 million compared to the same period in 2002. The decline was attributable to decreased activity with clients in the healthcare and energy industries. For the six months ended June 30, 2003, the proportion of our total revenues derived from the public sector was 64.8%, an increase of 3.2%, from the same period in 2002. The public sector is composed of revenues attributable to our Federal Government Agencies and State and Local Governments and Education target markets. Approximately 85% of our consolidated revenues continue to come from customers with whom we have previously performed work.

Excluding revenues related to our utilities practice that was sold in December of 2002, revenues from U.S. customers declined 8.6% to $393.7 million for the six months ended June 30, 2003, whereas revenues from international customers increased 8.1% to $65.2 million. International revenues increased with our clients located in Europe in the Communications, Media and Entertainment target market and the developing State and Local Governments and Education target market. Revenues from international customers were primarily derived from work with customers in the Communications, Media and Entertainment and Financial Services Institutions target markets across Europe, Asia and the Pacific Rim. Business with international customers represented 14.2% of our total revenues for the six months ended June 30, 2003, compared to 12.7% for the same period in 2002.

Operating Expenses
Total operating expenses for the first six months of 2003 were $522.5 million, an increase of $40.8 million, or 8.5%, compared to operating expenses in the same period in 2002. As a percentage of revenues, operating expenses increased from 95.7% for the six months ended June 30, 2002 to 113.8% for the same period in 2003. Total operating expenses before restructuring charges of $24.8 million, software asset impairments of $9.6 million and contract litigation settlement expense of $45.5 million for the six months ended June 30, 2003 were $442.6 million, a decrease of $22.9 million or 4.9% compared with the same period in 2002. As a percentage of revenue, operating expenses before restructuring, software asset impairments and contract litigation settlement increased from 92.5% for the six months ended June 30, 2002 to 96.4% for the same period in 2003 and operating profit margins decreased from 7.5% for the six months ended June 30, 2002 to 3.6% for the same period in 2003. The Company believes that its presentation of operating profit margins, excluding these charges, is useful in evaluating its ongoing business. In both bidding for new contracts and performing existing contracts, the Company’s management closely monitors operating profit margins, i.e., the revenues received from the contracts minus the direct and indirect costs of performing such contracts. To management, this best presents the economic performance of the ongoing fundamental business of the Company. In computing operating profit margins for internal analysis, management excludes significant episodic costs, such as severance costs and litigation costs, which are not related to the staff, facilities and other costs that are required to perform the contracts from which revenue is received. In addition to these costs being unrelated to the costs of performing the specific ongoing pool of contracts, the costs are episodic.

Cost of Revenues
Cost of revenues were $280.9 million for the six months ended June 30, 2003, a decrease of $13.6 million, or 4.6%, compared with the same period in 2002. Excluding approximately $5.2 million associated with the sale of our utilities practice, cost of revenues decreased $8.4 million compared with the same period in 2002. Cost of revenues declined due to the slowdown or conclusion of project work for customers as well as reduced incentive compensation. These declines were offset in part by increased cost of revenues attributable to revisions in costs to be incurred in connection with certain fixed-price engagements. As a percentage of revenues, cost of revenues increased from 58.5% for the six months ended June 30, 2002 to 61.2% for the six months ended June 30, 2003. Pricing pressures from our competitors and clients have also adversely impacted our gross margins (revenues less cost of revenues) as well as increased costs of revenues attributable to higher project-related costs in connection with certain fixed-price client engagements.

Selling, General and Administrative
SG&A expenses were $154.7 million for the six months ended June 30, 2003, a decrease of $2.5 million, or 1.6%, compared with the same period in 2002. The decline was partly attributable to reduced incentive compensation of $5.0 million for personnel not directly related to the delivery of services. Additionally, approximately $2.6 million of expenses related to the global utilities practice, which was sold December 31, 2002, were incurred for the six months ended June 30, 2002 but not during the same period of 2003. These reductions were offset in part by increased business development expense of $2.4 million for the six months ended June 30, 2003 compared to the same period of 2002. These reductions were also offset in part by increased recruiting expenses of $1.3 million for senior-level professionals to support new business strategies and professionals with security clearances to support our defense and intelligence agency business for the six months ended June 30, 2003 compared to the same period of 2002. SG&A expenses as a percentage of revenues were 33.7% and 31.2% for the six month periods ended June 30, 2003 and 2002, respectively.

Research and Development
Research and development expenses were $7.0 million for the six months ended June 30, 2003, a decrease of $6.8 million, or 49.3%, compared with the same period in 2002. The decrease was primarily related to the transition of several software development projects related to our Federal Government Agencies target market and our State and Local Governments and Education market from the initial research and development phase to capitalized development.

Restructuring Charge
In an effort to align our workforce with market conditions and our revenue outlook, we incurred a $24.8 million restructuring charge for the six months ended June 30, 2003. The charge included $18.7 million for severance and severance-related expense costs. The severance costs primarily relate to a reduction in senior level staff and management positions. In total, 241 employees are being separated in the U.S. and Europe. In addition, the charge included $2.6 million related to changes in estimates associated with our liability for the closure and consolidation of facilities, primarily due to declining real estate market conditions and the timing of anticipated subtenant rental agreements, and $3.5 million for the additional closing of facilities. We incurred a $16.1 million restructuring charge for the six months ended June 30, 2002. The restructuring charge for the first six months of 2002 included $11.6 million for severance and severance-related costs and $4.5 million for consolidation of facilities.

Software Asset Impairments
The $9.6 million software asset impairment charge for the six months ended June 30, 2003 represented the write-down of certain purchased and internally developed assets that were not expected to provide future value and no longer fit our business strategies. We incurred no software asset impairment charge for the six months ended June 30, 2002.

Contract Litigation Settlement Expense
The $45.5 million charge for the six months ended June 30, 2003 related to our agreement with the United States and the Federal Retirement Thrift Investment Board to settle all outstanding litigation and claims from a contract dispute. Under the terms of the settlement agreement, the Thrift Board agreed to pay us $10.0 million for work performed under the contract, for which payment remained outstanding; the remaining $30.5 million contract receivable was written off. In addition, we agreed to pay the Thrift Board $15.0 million as a partial reimbursement of the $31.0 million we had previously received for other work performed under the contract.

Income Taxes
Our effective company-wide income tax rate decreased from 41.0% for the six months ended June 30, 2002 to 36.6% for the six months ended June 30, 2003. The decline was attributable to the proportion of nondeductible expenses in relation to pretax losses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, our liquidity was composed of $101.8 million of cash and cash equivalents and available borrowings under our $160 million bank credit facility reduced by $2.7 million of letters of credit. Subsequent to June 30, 2003, our liquidity was impacted by the acquisition of R.M. Vredenburg & Co. as further discussed in “Outlook” below.

Cash Flows for the Six Months Ended June 30, 2003 and 2002

	For the Six Months Ended June 30,

(In millions)	2003	2002	Change

Cash (used in) provided by operating activities	$(15.7)	$26.8	$(42.5)
Cash used in investing activities	$(22.9)	$(15.6)	$(7.3)
Cash (used in) provided by financing activities	$(1.1)	$3.8	$(4.9)

Cash used in operating activities for the six months ended June 30, 2003 was $15.7 million compared with cash provided by operating activities of $26.8 million for the six months ended June 30, 2002. The decline in operating cash flows for the first half of 2003 principally was due to our cash operating loss of $4.7 million (which consists of the net loss adjusted for non-cash income and expense items in operating activities), an increase in accounts receivable of $15.3 million, due largely as a result of delays in payments from our state and local government clients, and a decrease in accrued compensation and related items of $21.7 million, due to distributions for our deferred compensation plan, annual bonus payments, and payments under our simplified employee pension plan. These increases in cash outflows were offset partially by the $14.9 million increase in accrued restructuring, which was a result of the Company’s $24.8 million second quarter restructuring charge, and the increase in accounts payable and accrued liabilities of $11.5 million, primarily attributable to the $15.0 million payment owed to the Thrift Board as a result of the settlement reached on June 20, 2003.

Net cash used in investing activities for the six months ended June 30, 2003 increased $7.3 million over the same period in 2002 due to $16.8 million more cash used to purchase and develop software. Additional software investments in 2003 were primarily related to the development of our Advantage® and Momentum® software offerings. These decreases in cash were offset by $2.8 million more cash received in 2003 over the same period in 2002 from company-owned life insurance policies to fund deferred compensation distributions, $4.2 million less cash paid in 2003 over the same period in 2002 for our investment in Proponix, as well as other various increases in investing cash inflows.

Cash used in financing activities was $1.1 million for the six months ended June 30, 2003 compared to cash provided by financing activities of $3.8 million for the six months ended June 30, 2002. Proceeds from common stock options exercised provided $3.6 million for the six months ended June 30, 2002 whereas there were no options exercised in the first half of 2003. In addition, we paid $2.9 million during the first half of 2003 for shares repurchased under AMS’s stock repurchase program. We did not repurchase any shares on the open market during the same period in 2002. These decreases in cash were offset by an increase in proceeds from the Employee Stock Purchase Plan for the six months ended June 30, 2003 compared to the same period of 2002.

Bank Credit Facility

In addition to our cash balance of $101.8 million at June 30, 2003, we have a $160 million unsecured revolving bank credit agreement with a group of lenders that provides for borrowings not to exceed $160 million. This credit facility is available for working capital borrowings, capital expenditures, acquisitions, and other corporate purposes. At June 30, 2003, no borrowings were outstanding under our bank credit agreement and availability was reduced by $2.7 million of outstanding letters of credit.

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

Our $160 million revolving credit facility includes affirmative and negative covenants, including, but not limited to, covenants limiting our ability to create or incur liens, make certain investments, incur certain indebtedness, undergo fundamental changes, make certain dispositions, make acquisitions not related to our lines of business, pay dividends, or repurchase stock in excess of specified thresholds. The credit agreement also contains certain financial covenants requirements including a minimum consolidated net worth, a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio. Our bank credit agreement expires on November 13, 2005. At June 30, 2003, we were in compliance with the covenants and other restrictions imposed by this credit facility.

Significant Customer Receivables
We enter into large, long-term contracts and, as a result, periodically maintain significant receivable balances with certain major customers. At June 30, 2003 and June 30, 2002, our three largest individual customers, under numerous contracts, accounted for approximately 59.1% and 51.4% of our accounts receivable, respectively. There were no other customers who individually represented greater than 10% of outstanding receivables as of June 30, 2003 or 2002.

OUTLOOK

Growth Opportunities
We are pursuing potential acquisition targets to supplement our existing service lines and/or industry sectors with like businesses. On August 1, 2003, we acquired R.M. Vredenburg & Co., a leading provider of professional and technical services to the Department of Defense and U.S. Intelligence communities, for approximately $42.7 million in cash. In accordance with the terms of the stock purchase agreement for the acquisition, we also assumed certain liabilities, including approximately $2.7 million in debt and executive management retention agreements of up to $4.3 million, and additional contingent payments of up to $4.0 million if certain performance conditions are met. The acquisition will add approximately $60.0 million to our annual revenues, provide access to additional government contract vehicles and expand our presence and capabilities in the Department of Defense and U.S. Intelligence markets.

We are forging partnerships that enable us to attract new business and secure larger scale contracts. California’s Department of Child Support Services recently awarded an eight-year, $801.0 million contract to IBM, in partnership with us. Our portion of the contract is valued at approximately $223.5 million.

Share Repurchases
We will continue to repurchase shares periodically when our stock value, cash position and the terms of our credit agreement allow. However, our priority remains leveraging our cash position to invest in existing business or new business growth opportunities.

Cost Containment
We will continue to address our cost base and strategies for cost reductions as our forward view of the market dictates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of our market risk associated with foreign currency risk, interest rate risk and marketable securities risk as of December 31, 2002, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year then ended. During the six months ended June 30, 2003, there have been no material changes in our market risk exposure.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s filings under the Securities Exchange Act of 1934, as amended.

There have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting, subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The legal proceedings among AMS, the Federal Retirement Thrift Investment Board (the “Thrift Board”), and the United States were resolved pursuant to a written settlement agreement entered into on June 20, 2003. The complete history of these legal proceedings is detailed below.

Mehle v. American Management Systems, Inc., Civ. A No. 01-1544 (United States District Court for the District of Columbia). On July 17, 2001, the Thrift Board terminated for default its contract with AMS for the development and implementation of an automated record-keeping system. On the same date, the Thrift Board’s Executive Director, Roger W. Mehle, purporting to act as “managing fiduciary” of the Thrift Savings Fund, filed a lawsuit against AMS relating to AMS’s performance of the contract seeking compensatory damages of $50 million and punitive damages of $300 million, plus re-procurement costs, costs and expenses of litigation (including reasonable attorneys’ fees) and prejudgment interest.

AMS moved to dismiss Mr. Mehle’s lawsuit. On November 30, 2001, the United States District Court for the District of Columbia dismissed Mr. Mehle’s lawsuit for lack of jurisdiction. Mr. Mehle appealed that dismissal order. AMS filed both procedural and dispositive motions in the United States Court of Appeals for the District of Columbia Circuit. On January 25, 2002, the U.S. Department of Justice filed a motion on behalf of the U.S. Government to intervene in the appeal, which was granted, and concurrently filed a motion to dismiss Mr. Mehle’s appeal. Mr. Mehle opposed both the Government’s motion to dismiss the appeal and AMS’s motion to dismiss the appeal. On March 7, 2003, the United States Court of Appeals for the District of Columbia Circuit heard oral argument and the case was submitted for decision.

American Management Systems, Inc. v. United States, No. 01-586 (United States Court of Federal Claims). Separately, on October 10, 2001, AMS filed suit in the United States Court of Federal Claims (“CFC”) against the United States, which was the contracting party in the Thrift Board contract, seeking reversal of the Thrift Board’s decision terminating the contract for default and asking the CFC to convert the termination into a termination for convenience. The U.S. Department of Justice defended the United States in this case and moved to dismiss AMS’s complaint on jurisdictional grounds. By written opinion and order dated August 30, 2002, the CFC denied the United States’ motion to dismiss AMS’s complaint. The United States sought an immediate appeal of the CFC’s jurisdictional ruling. On February 26, 2003, by written order, the United States Court of Appeals for the Federal Circuit denied the United States’ request for an immediate appeal.

In addition to the CFC proceeding, on July 16, 2002, AMS submitted a contract termination settlement proposal and claim to the Thrift Board seeking recovery of approximately $58.5 million of unpaid costs and fees incurred in performing the contract and winding it down in accordance with the termination for convenience provisions of the contract. The proposal was submitted pursuant to the instructions given by the Thrift Board’s contracting officer at the time of termination and in accordance with the terms of the contract and the Federal Acquisition Regulations. On August 16, 2002, the Thrift Board denied any liability to pay the settlement proposal and claim. AMS expressed its intention to amend its complaint in the CFC and thereby challenge the Thrift Board’s decision with respect to these matters.

On June 20, 2003, AMS, the Thrift Board and the United States entered into a written settlement agreement (“Settlement Agreement”) resolving all outstanding litigation and claims among them relating to AMS’s work on the Thrift Board contract. The Thrift Board also agreed to a no-fault termination of the contract. Under the terms of the Settlement Agreement, the Thrift Board agreed to pay AMS $10 million for certain work AMS previously had performed, but for which payment remained outstanding. In turn, AMS agreed to pay $15 million to the Thrift Savings Plan as partial reimbursement of the $31 million AMS previously had received for other work it had performed under the Thrift Board contract. All parties to the case — Gary A. Amelio, the current Executive Director of the Thrift Board, AMS, and the United States — further agreed to dismiss and terminate all litigation and claims relating to the Thrift Board contract.

Five days later, on June 25, 2003, Thrift Savings Plan participant Roger W. Mehle filed in the United States Court of Appeals for the District of Columbia Circuit, as a non-party, a Motion for Leave to Intervene. Among other things, Mr. Mehle requested that the Court of Appeals issue its ruling in the case, notwithstanding the settlement that had been reached by all parties to the case.

On July 1, 2003, the parties exchanged the payments contemplated under the Settlement Agreement and filed Stipulations of Dismissal in the CFC and the United States Court of Appeals for the District of Columbia Circuit. On July 8, 2003, Appellant Gary A. Amelio, the United States, and AMS each filed separate Oppositions to Mr. Mehle’s Motion for Leave to Intervene. On July 15, 2003, Mr. Mehle filed his initial Reply to all three opposition briefs, followed on July 17, 2003 by an Amended/Corrected Reply. By order filed on August 11, 2003, the United States Court of Appeals for the District of Columbia Circuit denied Mr. Mehle’s Motion for Leave to Intervene and dismissed the case. On July 7, 2003, in accordance with the Settlement Agreement reached by the parties, the CFC entered final dismissal of the action which had been pending in that court.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held in Fairfax, Virginia on May 9, 2003, for the purposes of electing the board of directors and approving the American Management Systems, Incorporated 2003 Stock Incentive Plan.

Two proposals were submitted to a vote of stockholders as follows:

1.	The stockholders approved the election of the following persons as directors of the Company:

Name	For	Withheld

Daniel J. Altobello	33,067,665	2,797,434
James J. Forese	33,073,841	2,791,258
Dorothy Leonard	33,071,276	2,793,823
Frederic V. Malek	33,843,893	2,021,206
Alfred T. Mockett	34,632,584	1,232,515
Joseph M. Velli	35,275,266	589,833

2.	The stockholders approved with 21,317,911 affirmative votes, 6,036,485 negative votes, 943,050 abstentions, and zero broker non-votes the adoption of the American Management Systems, Incorporated 2003 Stock Incentive Plan.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The Exhibits set forth in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

On April 22, 2003, the Company filed a Form 8-K announcing its financial results for the first quarter ended March 31, 2003.

On June 23, 2003, the Company filed a Form 8-K announcing that it had reached an agreement with the United States and Federal Retirement Thrift Investment Board (the “Thrift Board”) to settle all outstanding litigation and claims among the parties stemming from a contract dispute between the Company and the Thrift Board.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MANAGEMENT SYSTEMS, INCORPORATED

8/13/03 Date	/s/ Alfred T. Mockett Alfred T. Mockett Chairman and Chief Executive Officer

8/13/03 Date	/s/ John S. Brittain, Jr. John S. Brittain, Jr. Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

Additional Exhibits
3.1	Bylaws of the Company, as amended and restated on July 25, 2003 (filed herewith).
10.1	American Management Systems, Incorporated 2003 Stock Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed on Schedule 14A on April 9, 2003).
10.2	Separation Agreement, dated as of June 5, 2003, between the Company and Paul A. Turner (filed herewith).
10.3	Stock Purchase Agreement, dated July 15, 2003, by and among American Management Systems, Incorporated, R.M. Vredenburg & Co. and the stockholders of R.M. Vredenburg & Co. (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed on July 17, 2003).
10.4	Optionee Agreement, dated July 15, 2003, by and among American Management Systems, Incorporated, R.M. Vredenburg & Co. and the optionees of R.M. Vredenburg & Co. (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed on July 17, 2003).
31.1	Certification of CEO Pursuant to Exchange Act Rule 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of CFO Pursuant to Exchange Act Rule 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).