Form 10-Q
period 2003-09-30
AMERICAN MANAGEMENT SYSTEMS INC
filed 2003-11-14
CIK 310624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to:

Commission File Number: 0-9233

American Management Systems, Incorporated

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	54-0856778 (I.R.S. Employer Identification Number)

4050 Legato Road Fairfax, Virginia (Address of principal executive offices)	22033 (Zip code)

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2003 was 42,399,276.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Condensed Financial Statements and Notes

American Management Systems, Incorporated
CONSOLIDATED CONDENSED INCOME STATEMENTS
Unaudited
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

REVENUES	$248,122	$247,480	$707,105	$750,607

EXPENSES:
Cost of Revenues	155,067	143,369	435,952	437,867
Selling, General and Administrative	77,471	82,290	232,199	239,508
Research and Development	2,892	5,981	9,907	19,809
Restructuring Charge	—	6,000	24,785	22,087
Software Asset Impairments	—	—	9,555	—
Contract Litigation Settlement Expense	—	—	45,489	—

INCOME (LOSS) FROM OPERATIONS	12,692	9,840	(50,782)	31,336

OTHER (INCOME) EXPENSE, NET:
Interest Expense (Income)	338	(1,074)	852	19
Other (Income) Expense	(130)	870	(426)	1,179

	208	(204)	426	1,198

INCOME (LOSS) BEFORE INCOME TAXES	12,484	10,044	(51,208)	30,138

INCOME TAXES	3,852	1,707	(19,459)	9,946

NET INCOME (LOSS)	$8,632	$8,337	$(31,749)	$20,192

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	42,348	42,169	42,309	42,032
Diluted	42,733	42,372	42,309	42,460

EARNINGS (LOSS) PER SHARE
Basic	$0.20	$0.20	$(0.75)	$0.48
Diluted	$0.20	$0.20	$(0.75)	$0.48

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

American Management Systems, Incorporated
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	September 30, 2003
	(Unaudited)	December 31, 2002

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$55,394	$136,191
Accounts Receivable, Net	251,421	212,098
Prepaid Expenses and Other Current Assets	29,601	35,126

Total Current Assets	336,416	383,415

NONCURRENT ASSETS:
Property and Equipment (Net of Accumulated Depreciation and Amortization of $48,799 and $44,751)	22,568	24,518
Purchased and Developed Computer Software (Net of Accumulated Amortization of $155,890 and $136,591)	116,501	90,797
Intangible Assets (Net of Accumulated Amortization of $600)	16,747	—
Goodwill, Net	60,600	24,331
Cash Value of Life Insurance	25,307	29,830
Other Assets	8,985	69,605

Total Noncurrent Assets	250,708	239,081

TOTAL ASSETS	$587,124	$622,496

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

American Management Systems, Incorporated
CONSOLIDATED CONDENSED BALANCE SHEETS — continued
(In thousands, except share data)

	September 30, 2003
	(Unaudited)	December 31, 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$30,670	$17,118
Accrued Compensation and Related Items	48,975	52,674
Deferred Revenues	18,321	26,115
Accrued Liabilities	16,788	14,592
Accrued Restructuring Charge	13,004	7,988
Income Taxes Payable	368	1,061
Deferred Income Taxes	1,454	17,159

Total Current Liabilities	129,580	136,707

NONCURRENT LIABILITIES:
Deferred Compensation and Other Noncurrent Liabilities	30,359	36,364
Deferred Income Taxes	20,588	20,044
Accrued Restructuring Charge	9,844	9,356

Total Noncurrent Liabilities	60,791	65,764

TOTAL LIABILITIES	190,371	202,471

COMMITMENTS AND CONTINGENCIES — See Note 11

STOCKHOLDERS’ EQUITY:
Preferred Stock ($0.10 Par Value; 4,000,000 Shares Authorized, None Issued or Outstanding)	—	—
Common Stock ($0.01 Par Value; 200,000,000 Shares Authorized, 51,057,214 and 51,057,214 Issued and 42,351,969 and 42,324,218 Outstanding)	510	510
Capital in Excess of Par Value	82,298	80,309
Unearned Compensation	(847)	(2,146)
Retained Earnings	353,314	385,063
Accumulated Other Comprehensive Loss	(6,455)	(14,915)
Treasury Stock, at Cost (8,705,245 and 8,732,996 Shares)	(32,067)	(28,796)

Total Stockholders’ Equity	396,753	420,025

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$587,124	$622,496

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

American Management Systems, Incorporated
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	For the Nine Months
	Ended September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(31,749)	$20,192
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in) Provided by Operating Activities
Depreciation	5,138	5,701
Amortization	25,042	27,118
Stock Compensation Expense	1,070	2,446
Deferred Income Taxes	(20,324)	333
(Increase) Decrease in Cash Surrender Value of Life Insurance	(1,355)	840
Loss on Disposal of Assets	405	324
Provision for Doubtful Accounts	750	—
Software Asset Impairments	9,555	—
Contract Litigation Asset Write-off	30,489	—
Changes in Assets and Liabilities, Net of Acquisition:
(Increase) Decrease in Accounts Receivable	(21,403)	19,311
Decrease in Prepaid Expenses and Other Assets	19,106	4,170
Increase (Decrease) in Accounts Payable and Accrued Liabilities	4,225	(5,526)
Decrease in Accrued Compensation and Related Items	(21,241)	(5,292)
Decrease in Deferred Revenue	(8,478)	(13,196)
Increase (Decrease) in Accrued Restructuring Charge	5,504	(1,380)
Decrease in Income Taxes Payable	(755)	(13,947)

Net Cash (Used in) Provided by Operating Activities	(4,021)	41,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(2,542)	(1,069)
Purchase and Development of Computer Software	(40,347)	(19,227)
Acquisition of R.M. Vredenburg & Co., Net of Cash Acquired	(41,236)	—
Other Assets	5,627	(1,100)

Net Cash Used in Investing Activities	(78,498)	(21,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Employee Stock Purchase Plan and Common Stock Options Exercised	3,649	6,889
Payments to Acquire Treasury Stock	(5,019)	(2,948)
Payment of R.M. Vredenburg & Co. Debt Acquired	(2,660)	—

Net Cash (Used in) Provided by Financing Activities	(4,030)	3,941

Effect of Exchange Rate Changes on Cash	5,752	1,779

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(80,797)	25,418
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	136,191	53,347

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,394	$78,765

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

American Management Systems, Incorporated
SUPPLEMENTAL CONSOLIDATED REVENUES BY MARKET
Unaudited
(In thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Federal Government Agencies	$101,219	$86,639	$271,645	$254,825

State and Local Governments and Education	65,852	68,634	192,752	210,199

Communications, Media and Entertainment	44,790	45,689	130,546	151,866

Financial Services Institutions	30,132	30,366	92,062	89,949

Other Corporate Clients	6,129	16,152	20,100	43,768

Total Revenues	$248,122	$247,480	$707,105	$750,607

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Unaudited
(In thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements of American Management Systems, Incorporated (“AMS” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2003. The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include certain employee severance costs that are associated with a restructuring, lease termination costs, costs to close or consolidate facilities, or other exit or disposal activities. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The provisions of SFAS No. 146 were applied to activities initiated during the current year included with the Company’s restructuring charge for the nine months ended September 30, 2003. The application of SFAS No. 146 did not represent a material change in the accounting for restructuring costs when compared to the charges taken during the nine months ended September 30, 2002.

In November 2002, the Emerging Issues Task Force issued a final consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue No. 00-21 provides guidance on how and when to recognize revenues from arrangements requiring delivery of more than one product or service. It also addresses how consideration should be measured and allocated to the separate units of accounting in an arrangement. To the extent that a deliverable in an arrangement is within the scope of other existing higher-level authoritative literature, Issue No. 00-21 does not apply. Issue No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue No. 00-21 is not expected to have a significant effect on the Company’s financial statements.

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

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
Unaudited
(In thousands, except per share amounts)

The initial recognition and measurement provisions of FIN 45 are applicable only on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002.

The disclosure provisions of FIN 45 apply to indemnification agreements that may contingently require a guarantor to make payments. AMS enters into licensing arrangements with its customers for the use of intellectual property with which AMS may indemnify the licensee against liability and damages arising from any third-party claims of patent, copyright, trademark or trade secret infringement. Any third-party claims are subject to contest by AMS and dispute resolution procedures specified in the particular contract. As such, payment by AMS under such indemnification clauses is generally conditional on the claim and thus AMS cannot determine or predict the maximum amount of potential future payments. As of September 30, 2003, the Company was not aware of any indemnification agreements that would require material payments. The adoption of FIN 45 did not have a material effect on the Company’s financial statements.

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

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin (“ARB”) No. 51” (“FIN 46”). FIN 46 requires the primary beneficiary to consolidate a variable interest entity (“VIE”) if it has a variable interest that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. FIN 46 will be effective for the first reporting period ending after December 15, 2003. The Company does not currently have any VIEs. Consequently, the adoption of FIN 46 is expected to have no impact on the Company’s results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
Unaudited
(In thousands, except per share amounts)

requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) and not as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective beginning July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on AMS’s financial statements.

NOTE 2 – STOCK-BASED COMPENSATION

At September 30, 2003, the Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Net income (loss), as reported	$8,632	$8,337	$(31,749)	$20,192

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,314)	(2,511)	(4,100)	(6,422)

Pro forma net income (loss)	$7,318	$5,826	$(35,849)	$13,770

Earnings (loss) per share:
Basic – as reported	$0.20	$0.20	$(0.75)	$0.48
Basic – pro forma	$0.17	$0.14	$(0.85)	$0.33

Diluted – as reported	$0.20	$0.20	$(0.75)	$0.48
Diluted – pro forma	$0.17	$0.14	$(0.85)	$0.32

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
Unaudited
(In thousands, except per share amounts)

NOTE 3 – COMPREHENSIVE INCOME

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” the components of comprehensive income are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

NET INCOME (LOSS)	$8,632	$8,337	$(31,749)	$20,192

OTHER COMPREHENSIVE INCOME (LOSS):
Currency Translation Adjustment	429	(401)	8,460	3,930

COMPREHENSIVE INCOME (LOSS)	$9,061	$7,936	$(23,289)	$24,122

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

In accordance with SFAS No. 95 “Statement of Cash Flows,” the following table sets forth non-cash investing and financing activities:

	For the Nine Months
	Ended September 30,
	2003	2002

Issuance of Treasury Stock for Employee Stock Purchase Plan, Stock Options Exercised and Restricted Stock	$849	$9,397
Exchange of Investment for Intangible Assets, Net of Cash	$16,266	$—

See Note 7 for additional information about the fair value of assets acquired and liabilities assumed from the acquisition of R.M. Vredenburg & Co. (“Vredenburg”).

NOTE 5 – EARNINGS PER SHARE RECONCILIATION

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

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
Unaudited
(In thousands, except per share amounts)

The computations for basic and dilutive EPS are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Basic EPS
Numerator: Net Income (Loss)	$8,632	$8,377	$(31,749)	$20,192
Denominator: Weighted Average Shares Outstanding	42,348	42,169	42,309	42,032

Basic EPS	$0.20	$0.20	$(0.75)	$0.48

Diluted EPS
Numerator: Net Income (Loss)	$8,632	$8,377	$(31,749)	$20,192
Weighted Average Shares and Equivalents:
Weighted Average Shares Outstanding	42,348	42,169	42,309	42,032
Effect of Other Dilutive Securities:
Options	140	7	—	96
Nonvested Restricted Stock	245	196	—	332

Denominator: Total Weighted Average Shares and Equivalents	42,733	42,372	42,309	42,460

Diluted EPS	$0.20	$0.20	$(0.75)	$0.48

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the change in the carrying amount of goodwill for the nine months ended September 30, 2003.

Balance at December 31, 2002	$24,331
Goodwill for Synergy purchase price adjustments	7,824
Acquisition of Vredenburg	28,445

Balance at September 30, 2003	$60,600

On July 15, 2003, the Company announced the award of a subcontractor agreement with IBM Global Services (the “IBM Contract”) to build a statewide computer network to track child support payments for the California Department of Child Support Services. The AMS portion of the eight-year IBM Contract is valued at approximately $223,500. Under the terms of an asset purchase agreement dated August 21, 2000 between Synergy Consulting, Inc. (a wholly-owned subsidiary of AMS) and GLMRR Corp., the Company is obligated to make two additional purchase price payments totaling 3.5% of the value of the IBM Contract. These payments, totaling $7,824, are to be paid 50% upon execution of the IBM Contract and 50% after two years from the date the IBM Contract is executed or work commences, whichever is later. As of September 30, 2003 these accrued liabilities were recorded as additional goodwill. Information about the acquisition of Vredenburg can be found at Note 7.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
Unaudited
(In thousands, except per share amounts)

Intangible Assets

At September 30, 2003 intangible assets were as follows:

	Gross Carrying	Accumulated
	Amount	Amortization

Vredenburg Customer Relationships – see Note 7	$14,900	$(189)
Proponix Customer Contracts and Related Intangibles	2,447	(411)

Total	$17,347	$(600)

During 2002, the Company held a minority interest in Proponix, a corporation that provided trade services outsourcing solutions for banks. On November 15, 2002 the Company entered into an agreement with Proponix and its other shareholders to restructure the ownership and operations of Proponix. In exchange for receiving certain assets of Proponix and contracts to provide trade processing services, AMS agreed to relinquish its minority ownership interest as well as make payments to partially sustain the operations of Proponix up to the closing date. The transaction closed on March 31, 2003. During the three months ended March 31, 2003, the Company relinquished its investment of $16,266 and made net cash payments to Proponix of $2,321. As a result of the transaction, AMS recorded a software asset of $16,140 and other intangible assets of $2,447. The software asset has an estimated useful life of five years and the intangible assets have a weighted average useful life of three years.

All of the Company’s intangible assets are subject to amortization and are being amortized on a straight-line basis. Aggregate amortization expense for the three and nine months ended September 30, 2003 was $397 and $600, respectively. The table below shows expected amortization for the next five years.

Year Ending December 31

2004	$1,908
2005	$1,908
2006	$1,370
2007	$1,190
2008	$1,150

NOTE 7 – ACQUISITIONS

     On August 1, 2003, the Company acquired 100% of the outstanding common shares of R.M. Vredenburg & Co., a leading provider of professional and technical services to the Department of Defense and U.S. Intelligence communities. The results of operations of Vredenburg have been included with the consolidated financial statements since that date. The acquisition adds critical infrastructure protection capabilities, sophisticated document management technologies, and new program management expertise to the Company’s offerings in financial management, acquisition and procurement, business intelligence, enterprise architecture, and technology consulting.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
Unaudited
(In thousands, except per share amounts)

The aggregate purchase price, net of cash acquired, was $42,939 and included cash payments of $41,236 and a net liability of $1,703 that was subsequently paid in October 2003. The following table summarizes the fair values of assets acquired and liabilities assumed at the acquisition date based upon an independent third-party valuation.

At August 1, 2003

Accounts Receivable	$13,951
Other Current Assets, net of cash acquired	3,259
Other Noncurrent Assets	4,619
Developed Computer Software	3,480
Intangible Assets	14,900
Goodwill	28,445

Total Assets Acquired	68,654

Short-Term Debt	(1,083)
Accounts Payable and Other Current Liabilities	(16,554)
Long-Term Debt	(1,577)
Other Noncurrent Liabilities	(6,501)

Total Liabilities Assumed	(25,715)

Net Assets Acquired	$42,939

The $3,480 developed computer software assets have estimated useful lives of five years. The $14,900 of intangible assets represents customer relationships that have a weighted average useful life of 14 years. Of the $28,445 of goodwill, none is expected to be deductible for tax purposes. During the third quarter of 2003, the Company repaid the $2,660 in short-term and long-term debt along with $2,008 in executive management retention and severance agreements included in other current and noncurrent liabilities noted above. At September 30, 2003, a remaining liability for retention agreements of $2,292 is included in the consolidated balance sheet and is expected to be paid over the next two years. The stock purchase agreement also includes contingent purchase price payments of up to $4,000 if certain performance conditions are met. These payments will be made during the next nine months if the contingent performance conditions are met, and will be recorded as additional goodwill.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
Unaudited
(In thousands, except per share amounts)

The following pro forma condensed financial information is based upon the historical financial statements of AMS and Vredenburg adjusted to give effect to the Vredenburg acquisition as if it had occurred on January 1, 2002.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Pro Forma:	2003	2002	2003	2002

Revenues	$253,845	$261,817	$742,856	$786,456

Net Income (Loss)	$9,155	$9,110	$(29,014)	$21,492

Earnings (Loss) Per Share
Basic	$0.22	$0.22	$(0.69)	$0.51
Diluted	$0.21	$0.21	$(0.69)	$0.51

NOTE 8 – RESTRUCTURING CHARGE
(Staff reductions reported in actual amounts, dollars in thousands)

Severance and Benefits

In an effort to achieve cost reductions and align its work force with changing market conditions and revenue outlook, the Company recorded a charge of $18,689 in the second quarter of 2003 for severance and severance-related costs. The severance costs are for the separation of 241 employees in the U.S. and Europe and primarily relate to a reduction in senior level staff and management positions. In addition, during 2002 and 2001, the Company implemented restructuring plans and recorded charges totaling $54,781 for severance and severance-related costs related to a total of 2,128 staff reductions. Of the 2,369 total staff reductions related to the 2003, 2002, and 2001 plans, 34 individuals remain to be separated at September 30, 2003. The remaining $7,803 liability as of September 30, 2003 for severance and severance-related costs is expected to be paid over the next year.

Facilities

During 2002 and 2001, the Company recorded charges totaling $25,481 for the closure and consolidation of facilities. During the second quarter of 2003, the Company recorded a charge of $2,642 related to changes in estimates of the timing and amount of anticipated subtenant rental payments associated with the prior facility restructuring plan. The Company also recorded an additional charge of $3,454 in the second quarter of 2003 related to the closure and consolidation of additional facilities. Of the remaining $15,045 total liability at September 30, 2003, $9,844 represents a noncurrent liability for costs to be incurred through 2010.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
Unaudited
(In thousands, except per share amounts)

Restructuring reserve activities as of and for the nine months ended September 30, 2003 were as follows:

	Severance
	& Benefits	Facilities	Total

Restructuring Liability as of January 1, 2003	$3,368	$13,976	$17,344

Restructuring Charge
First Quarter	—	—	—
Second Quarter	18,689	3,454	22,143
Second Quarter Change in Estimate	—	2,642	2,642

Total Restructuring Charge	18,689	6,096	24,785
Cash Payments	(14,254)	(5,027)	(19,281)

Restructuring Liability as of September 30, 2003	$7,803	$15,045	$22,848

NOTE 9 – SOFTWARE ASSET IMPAIRMENTS

During the nine months ended September 30, 2003 the Company recorded a software asset impairment charge of $9,555. This charge was for the write-off of certain non-performing purchased and developed software assets that are no longer expected to provide future value.

NOTE 10 – INCOME TAXES

During the nine months ended September 30, 2003 the Company’s annual effective tax rate was 38.0% as compared to 33.0% for the nine months ended September 30, 2002. The 2002 annual effective tax rate of 33.0% reflected the expected value of tax refunds due from amending prior years’ Federal income tax returns to claim additional research and experimentation tax credits.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Federal Retirement Thrift Investment Board

On June 20, 2003, AMS, the Federal Retirement Thrift Investment Board (the “Thrift Board”) and the United States entered into a written settlement agreement (“Settlement Agreement”) resolving all outstanding litigation and claims among them relating to AMS’s work on the Thrift Board contract. Under the terms of the settlement agreement, the Thrift Board agreed to pay AMS $10,000 for work performed under the contract for which payment remained outstanding. The remaining $30,489 contract receivable was written off in the second quarter of 2003. In addition, AMS agreed to pay $15,000 to the Thrift Savings Plan as partial reimbursement of the $31,000 the Company previously had received for other work it had performed under the Thrift Board contract. Accordingly, AMS recorded a contract litigation settlement expense of $45,489 for the three months ended June 30, 2003. All parties to the case — Gary A. Amelio, the current Executive Director of the Thrift Board, AMS, and the United States — further agreed to dismiss and terminate all litigation and claims relating to the Thrift Board contract.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — continued
Unaudited
(In thousands, except per share amounts)

On June 25, 2003, Thrift Savings Plan participant Roger W. Mehle (the former Executive Director of the Thrift Board) filed in the United States Court of Appeals for the District of Columbia Circuit, as a non-party, a Motion for Leave to Intervene. Among other things, Mr. Mehle requested that the Court of Appeals issue its ruling in the case, notwithstanding the settlement that had been reached by all parties to the case.

On July 1, 2003, the parties exchanged the payments contemplated under the Settlement Agreement and filed Stipulations of Dismissal in the United States Court of Federal Claims (“CFC”) and the United States Court of Appeals for the District of Columbia Circuit. On July 2, 2003, the CFC entered final dismissal of the action which had been pending in that court. On July 8, 2003, with respect to the matter in the United States Court of Appeals for the District of Columbia Circuit, Appellant Gary A. Amelio, the United States, and AMS each filed separate Oppositions to Mr. Mehle’s Motion for Leave to Intervene. On July 15, 2003, Mr. Mehle filed his initial Reply to all three opposition briefs, followed on July 17, 2003 by an Amended/Corrected Reply. By order filed on August 11, 2003, the United States Court of Appeals for the District of Columbia Circuit denied Mr. Mehle’s Motion for Leave to Intervene and dismissed the case.

On September 24, 2003, Mr. Mehle filed in the United States Court of Appeals for the District of Columbia Circuit a petition seeking a panel rehearing (those three members of the Court who had originally considered the Motion for Leave to Intervene) and a rehearing en banc (all the members of the Court) of that Court’s prior panel decision denying his Motion for Leave to Intervene. By written orders dated October 17, 2003, the United States Court of Appeals for the District of Columbia Circuit denied Mr. Mehle’s requests for a rehearing.

Ohio Department of Job and Family Services

On September 22, 2003, AMS received notice of a federal whistleblower lawsuit which was filed by private relators. The lawsuit is pending in the United States District Court for the Southern District of Ohio (Western Division). The suit, which was originally filed on May 9, 2002, was recently unsealed following mandatory United States Department of Justice review of the allegations. The suit alleges that AMS invoiced the Ohio Department of Job and Family Services (“ODJFS”) for work performed on tasks unrelated to an ODJFS project that was the subject of a federal block grant and, as a result, received as payment from the State of Ohio federal monies for work that was not eligible for federal reimbursement. It further alleges that AMS utilized certain personnel who did not satisfy the requisite qualifications for assignment to the ODJFS project. The suit seeks damages and civil penalties. The United States Department of Justice, which is required to investigate and review all whistleblower actions of this nature, conducted its review in this case and declined to intervene in the suit. AMS has reviewed the matter and intends to vigorously defend against the allegations that have been advanced.

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

Known for our delivery and service excellence for more than 30 years, we specialize in enterprise resource planning, credit risk management, customer relationship management, and enterprise security. AMS applies both proprietary and partner technologies and provides solutions through business consulting, systems integration, and outsourcing.

We engage in business activities as one operating segment and we deliver our services through five target markets where we have significant industry knowledge. This knowledge has been gained through technology ingenuity, experience, and commitment. Our focus on specific industries allows us to tailor our offerings to reflect an understanding of the markets in which our customers operate.

We derive our revenues primarily from contracts for business and IT solutions. The economic environment and level of business activity from our customers affect our revenues. Due to the slowdown in the economy, political uncertainty and weak IT market since 2001, customers curtailed or postponed their spending on IT and consulting services reducing the number of new contracts into which we entered.

PRESENTATION

Revenues
Our contracts are generally fixed-price, time-and-materials or cost-reimbursable type contracts. With our fixed-price contracts, we believe that we have the ability to produce reasonably dependable estimates regarding the extent of progress toward completion. Revenues from these contracts are recognized using the percentage-of-completion basis of accounting based on the percentage of costs incurred in relation to total estimated costs to be incurred over the duration of the contract. We continually review these estimates during the term of the contract. Our review may result in the revision of recognized revenues and estimated total costs during the period when changes in circumstances are identified. Revenues from time-and-materials contracts are recognized to the extent of billable rates times hours delivered plus reimbursable expenses incurred. Revenues from cost-reimbursable contracts are recognized to the extent of costs incurred plus a proportionate amount of the fees earned.

Significant portions of our revenues are from contracts that include the sale of our proprietary software solutions. The majority of these contracts relate to large systems integration projects that provide for the integration and customization of our core software. These long-term production-type contracts generally include the delivery of software, integration and customization services, training and maintenance. For these contracts, the entire contract value is generally recognized as revenues using the percentage-of-completion basis of accounting. Large systems integration projects with certain federal customers are structured in phases (e.g., base contract period plus option periods). Option periods for federal customers’ contracts are typically exercised on government appropriations and at the customers’ discretion. These federal contracts require formal acceptance at the end of each phase. Phases may be on a time-and-materials and/or fixed-price basis. As these federal customers only commit to one phase at a time, we recognize revenues by phase for these contracts.

We also enter into contracts with clients that we refer to as benefits-funded contracts. These contracts are similar to our other large systems integration fixed-price contracts; however, the amounts due to us are payable from actual monetary benefits derived by the customer. Benefits-funded contracts are used solely in situations where the customer receives tangible and quantifiable monetary benefits directly from the new system and processes we implemented. These customers have historically been state or city departments of revenue or taxation, with the systems implemented consisting of new integrated tax systems that enable the organizations to find incremental lost tax revenues. For these contracts, we recognize revenues only to the extent that we can predict, with reasonable certainty, that the benefit stream will generate amounts sufficient to fund the value on which revenue recognition is based.

Less than 5% of our revenues include the sale of off-the-shelf software for which there are no significant integration or modification services necessary. These contracts often bundle maintenance or other services along with the sale of the software. Maintenance and product support services sold with software generally provide for minor programming corrections, new releases and help desk support. The terms of the maintenance agreements vary with each customer but maintenance is generally sold for a twelve-month period, with renewals occurring annually, based on renewal rates stated in the original contract. For contracts that include off-the-shelf software and maintenance or other services, we assign part of the contract value to each element of the contract based on its relative fair value and recognize revenues for the license fee once the software has been delivered. Maintenance revenues are recognized ratably over the maintenance period and service revenues are recognized as services are delivered.

Additionally, we enter into contracts with customers that do not include the sale or integration of software. These contracts offer management consulting or training services and are typically performed on a time-and-materials or cost-reimbursable basis.

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

Operating Expenses
Our major types of operating expenses comprise the following:

•	Cost of Revenues include direct expenses to provide products and services to our customers such as compensation costs, travel and out-of-pocket expenses, costs for subcontractors, amortization of purchased and developed software for external sale to customers, product support and maintenance costs.

•	Selling, General and Administrative (“SG&A”) includes expenses indirectly related to the delivery of products or services such as compensation for support personnel, costs for information systems, selling and marketing expenses, recruiting and training expenses, depreciation expense, and amortization expense for internal-use software.

•	Research and Development includes expenses incurred as part of the software development cycle that are not capitalized.

•	Restructuring Charge includes expenses associated with employee severance and abandoned facilities.

•	Software Asset Impairments include significant expenses associated with the write-down of certain software assets to net realizable value.

•	Contract Litigation Settlement Expense includes costs associated with the settlement of litigation with the Federal Retirement Thrift Investment Board.

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

Revenue Recognition
Our revenues are generated from contractual arrangements, some of which are complex in nature. Many of these contracts require significant revenue recognition judgments, particularly in the areas of progress toward completion, multiple-element arrangements and, primarily with respect to our benefits-funded contracts, collectibility. Our contracts are generally fixed-price, time-and-materials or cost-reimbursable type contracts. Revenues from fixed-price contracts are recognized using the percentage-of-completion basis of accounting based on the percentage of costs incurred in relation to total estimated costs to be incurred over the duration of the contract. Revenues from time-and-materials contracts are recognized to the extent of billable rates times hours delivered plus reimbursable expenses incurred. Revenues from cost-reimbursable contracts are recognized to the extent of costs incurred plus a proportionate amount of the fees earned.

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

Our benefits-funded contracts are similar to our other large systems integration fixed-price contracts with the exception that the amounts due to us are payable from the actual monetary benefits derived by the customer. As such, these contracts require us to apply judgments in determining whether the full contract value will be funded and what the expected profitability on the contract will be. Benefits-funded contracts are used solely in situations where the customer receives tangible and quantifiable monetary benefits directly from the new system and processes we implemented. For these contracts, we recognize revenues only to the extent that we can predict, with reasonable certainty, that the benefit stream will generate amounts sufficient to fund the value on which revenue recognition is based.

Net Realizable Value of Software
We develop software for external sale and capitalize the associated software development costs once technological feasibility has been established. We regularly evaluate the net realizable value of capitalized software using the estimated, undiscounted, net cash flows of the underlying products. Asset balances that exceed the expected net realizable value are written-off as software asset impairments.

Income Taxes
Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and the related valuation allowance involves judgments. As a global company with subsidiaries in 16 foreign countries and the U.S., we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. Changes in the geographic mix or estimated levels of annual pre-tax income can affect our overall effective tax rate.

Variable Compensation
Variable compensation is a significant discretionary expense that is highly dependent on management’s estimates and judgments, particularly at each interim reporting date. In arriving at the amount of expense to recognize, management believes it makes reasonable estimates and judgments using all significant information available. Expenses accrued for variable compensation are based on actual quarterly and annual performance versus plan targets and other factors. Amounts accrued are subject to change in future periods until annual results are finalized. No amounts for variable compensation have been recorded during the nine months ended September 30, 2003.

HISTORICAL RESULTS OF OPERATIONS

The following table illustrates the unaudited percentage of revenues represented by items in our unaudited consolidated condensed income statements for the periods presented.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

REVENUES	100%	100%	100%	100%

EXPENSES:
Cost of Revenues	62.5%	57.9%	61.7%	58.3%
Selling, General and Administrative	31.2%	33.3%	32.8%	32.0%
Research and Development	1.2%	2.4%	1.4%	2.6%
Restructuring Charge	—	2.4%	3.5%	2.9%
Software Asset Impairments	—	—	1.4%	—
Contract Litigation Settlement Expense	—	—	6.4%	—

INCOME (LOSS) FROM OPERATIONS	5.1%	4.0%	(7.2)%	4.2%

OTHER (INCOME) EXPENSE, NET	0.1%	(0.1)%	n/m	0.2%

INCOME (LOSS) BEFORE INCOME TAXES	5.0%	4.1%	(7.2)%	4.0%

INCOME TAXES	1.5%	0.7%	(2.7)%	1.3%

NET INCOME (LOSS)	3.5%	3.4%	(4.5)%	2.7%

n/m = not meaningful

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues
Revenues for the three months ended September 30, 2003 were $248.1 million, an increase of $0.6 million, or 0.3%, compared to the same period in 2002. Revenues for the three months ended September 30, 2003 were positively influenced by the acquisition of R. M. Vredenburg & Co. (“Vredenburg”) on August 1, 2003 that increased our revenues by $14.5 million. Excluding the impact of the Vredenburg acquisition, revenues for the three months ended September 30, 2003 in our Federal Government Agencies target market were flat compared to the same period in 2002. Revenues in all other target markets declined from the same period of the prior year as customers reduced their spending on IT and consulting services due to the continued slowdown in the economy and the continued weakness in the IT market. For the three months ended September 30, 2003, in the State and Local Governments and Education target market, revenues dropped $2.8 million from the same period in 2002. Revenues in our Other Corporate Clients target market declined $10.0 million from the same period in 2002. The decline was largely influenced by the sale of our global utilities practice on December 31, 2002 as well as decreased activity with clients in the healthcare and energy industries. The proportion of our total revenues derived from the public sector for the three months ended September 30, 2003 was 67.3%, an increase of 4.6% from the same period in 2002 due to our acquisition of Vredenburg. The public sector is composed of revenues attributable to our Federal Government Agencies and State and Local Governments and Education target markets.

Revenues from U.S. customers increased 1.3% to $214.9 million for the three months ended September 30, 2003, while revenues from international customers declined 5.8% to $33.2 million. Excluding Vredenburg revenues of $14.5 million in 2003 and global utilities practice revenues in 2002 of $5.9 million for U.S. customers and $2.4 million for international customers, revenues from U.S. customers declined 2.9% to $200.4 million for the three months ended September 30, 2003 while revenues from international customers increased 1.1% to $33.2 million. Revenues from international customers were derived primarily from work with customers in the Communications, Media and Entertainment and Financial Services Institutions target markets across Europe, Asia and the Pacific Rim. Excluding the net impact of revenues associated with Vredenburg in 2003 and the global utilities practice in 2002, business with international customers represented 14.2% of our total revenues for the three months ended September 30, 2003 compared to 13.7% for the same period in 2002.

Operating Expenses
Total operating expenses for the three months ended September 30, 2003 were $235.4 million, a decrease of $2.2 million, or 0.9%, compared to operating expenses for the same period in 2002. As a percentage of revenues, operating expenses decreased from 96.0% for the three months ended September 30, 2002 to 94.9% for the same period in 2003. During the three months ended September 30, 2002, we recorded a restructuring charge of $6.0 million. Excluding this item, operating expenses as a percentage of revenues were 93.6% for the three months ended September 30, 2002. Excluding restructuring charges, our operating profit margins were 5.1% and 6.4%, respectively, for the three months ended September 30, 2003 and 2002. We believe our presentation of operating profit margins excluding restructuring charges is useful in evaluating our ongoing business. In both bidding for new contracts and performing existing contracts, management closely monitors operating profit margins (revenues received from the contracts minus operating expenses excluding restructuring charges as a percentage of revenues). To management, this best presents the economic performance of the ongoing fundamental business of AMS. In computing operating profit margins for internal analysis, we exclude significant episodic costs, such as severance costs, which are not related to the staff, facilities and other costs that are required to perform the contracts from which revenues are received.

Cost of Revenues
Cost of revenues were $155.1 million for the three months ended September 30, 2003, an increase of $11.7 million, or 8.2%, compared with the same period in 2002. Excluding approximately $3.0 million associated with the sale of our global utilities practice, cost of revenues increased $14.7 million compared with the same period in 2002. The increase was attributable in part to added costs of $10.1 million related to the acquisition of Vredenburg and higher product development and support expenses of $1.4 million. Partially offsetting the increases were reduced incentive compensation of $1.0 million and reduced amortization expense of purchased and developed software for external sale to customers of $1.8 million. As a percentage of revenues, cost of revenues increased from 57.9% for the three months ended September 30, 2002 to 62.5% for the three months ended September 30, 2003. Excluding the activity associated with the sale of our global utilities practice and the acquisition of Vredenburg, cost of revenues, as a percentage of revenues, was 62.1% and 58.7% for the three months ended September 30, 2003 and 2002, respectively. The increase was attributable, in part, to approximately $6.0 million of revenues recorded for the three months ended September 30, 2002, for which we had no concurrent period cost of revenues. Pricing pressures from our competitors and clients have also adversely impacted our gross margins (revenues less cost of revenues).

Selling, General and Administrative
SG&A expenses were $77.5 million for the three months ended September 30, 2003, a decrease of $4.8 million, or 5.9%, compared with the same period in 2002. The decline was partly attributable to reduced expense for senior level management of $3.3 million as a result of our restructuring efforts. No variable compensation was included in SG&A for the three months ended September 30, 2003, while $2.0 million was recorded in the comparable 2002 period. The three months ended September 30, 2002 included $1.6 million of consulting fees related to the analysis and preparation of amended Federal income tax returns claiming additional research and experimentation tax credits, while the comparable period in 2003 did not. These reductions were offset in part by severance costs of $1.1 million and sales commissions of $3.3 million. Expenses for the three months ended September 30, 2002 related to the global utilities practice ($1.3 million) were comparable to expenses for the three months ended September 30, 2003 related to the acquisition of Vredenburg ($1.2 million), and therefore, the net acquisition and disposition activity had no impact on comparability. SG&A expenses as a percentage of revenues were 31.2% and 33.3% for the three-month periods ended September 30, 2003 and 2002, respectively. SG&A as a percentage of revenues on a comparable basis, apart from Vredenburg activity in 2003 and the global utilities practice activity in 2002, decreased to 32.7% for the three months ended September 30, 2003 from 33.8% for the three months ended September 30, 2002.

Research and Development
Research and development expenses were $2.9 million for the three months ended September 30, 2003, a decrease of $3.1 million, or 51.6%, compared with the same period in 2002. The decrease was primarily related to the transition of several software development projects related to our Federal Government Agencies target market from the initial research and development phase to capitalized development. The decrease was also due to a decline in non-capitalized development costs on our next generation customer care and billing software, Tapestry®, of $1.3 million.

Restructuring Charge
We incurred no restructuring charge for the three months ended September 30, 2003. The $6.0 million restructuring charge for the three months ended September 30, 2002 for severance and severance-related costs was incurred to align our workforce with market conditions and our revenue outlook, primarily with respect to the telecommunications market.

Interest Expense/Income
Interest expense was $0.3 million for the three months ended September 30, 2003. Interest income was $1.1 million for the three months ended September 30, 2002. Interest income for the three months ended September 30, 2002 included $1.4 million of interest income for amended prior year Federal income tax returns claiming additional research and experimentation tax credits, while the comparable period in 2003 did not. Interest expense related to our executive deferred compensation program for the three months ended September 30, 2003 was comparable to the same period in 2002.

Other Income/Expense
Other income was $0.1 million for the three months ended September 30, 2003. Other expense was $0.9 million for the three months ended September 30, 2002. This change was primarily related to the reduction in premium expense offset by the change in cash surrender value of company-owned life insurance which decreased $1.3 million for the three months ended September 30, 2003 as compared to the same period in 2002 as a result of the withdrawals from the policies in order to fund distributions from the executive deferred compensation program.

Income Taxes
Our consolidated effective income tax rate increased from 17.0% for the three months ended September 30, 2002 to 30.9% for the three months ended September 30, 2003. The rate for the three months ended September 30, 2002 included a true-up to the expected annual effective tax rate based upon expected refunds on prior year Federal income tax returns as a result of additional research and experimentation tax credits. The rate for the three months ended September 30, 2003 did not include these prior year tax benefits.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues
Revenues for the nine months ended September 30, 2003 were $707.1 million, a decrease of $43.5 million, or 5.8%, compared to the same period in 2002. For the nine months ended September 30, 2003, $20.1 million of the $43.5 million decline in revenues was associated with the sale of our global utilities practice in December 2002. This was offset by an additional $14.5 million related to revenues from the Vredenburg acquisition on August 1, 2003. Excluding the net impact of acquisition and disposition activity, revenues for the nine months ended September 30, 2003 declined 5.2% or, $37.9 million, compared to the same period in 2002. The overall decline was attributable to our Communications, Media and Entertainment target market due to the continued global weakening in the telecommunications industry. Revenues in this target market dropped $21.3 million compared to the same period in 2002 as customers reduced their spending in response to the continued slowdown in the economy and the continued weakness in the IT market. We also experienced a significant revenue decline of $17.4 million in the State and Local Governments and Education target market as states and localities reacted to revenue shortfalls and budget deficits with reduced IT and consulting spending. Excluding revenues associated with the sale of our global utilities practice of $20.1 million, revenues in our Other Corporate Clients target market declined $3.6 million compared to the same period in 2002. The decline was attributable to decreased activity with clients in the healthcare and energy industries. Partially offsetting these declines, revenues for the nine months ended September 30, 2003 increased $16.8 million in our Federal Government Agencies target market and $2.1 million in our Financial Services Institutions target market, compared to the same period in 2002. Excluding the impact of acquiring Vredenburg, our Federal Government Agencies target market increased $2.3 million due to increased demand for our intelligence offerings. The proportion of our total revenues derived from the public sector for the nine months ended September 30, 2003 was 65.7%, an increase of 3.7%, from the same period in 2002 primarily due to our Vredenburg acquisition. Approximately 85% of our consolidated revenues continue to come from customers with whom we have previously performed work.

Revenues from U.S. customers declined 6.6% to $608.6 million for the nine months ended September 30, 2003. Revenues from international customers declined 0.6% to $98.5 million. Excluding Vredenburg revenues of $14.5 million in 2003 and global utilities practice revenues in 2002 of $14.3 million for U.S. customers and $5.8 million for international customers, revenues from U.S. customers declined 6.8% to $594.1 million for the nine months ended September 30, 2003 while revenues from international customers increased 5.7% to $98.5 million. Revenues from international customers were derived primarily from work with customers in the Communications, Media and Entertainment and Financial Services Institutions target markets across Europe, Asia and the Pacific Rim. Excluding the net impact of revenues associated with Vredenburg in 2003 and our global utilities practice in 2002, business with international customers represented 14.2% of our total revenues for the nine months ended September 30, 2003, compared to 12.8% for the same period in 2002.

Operating Expenses
Total operating expenses for the first nine months of 2003 were $757.9 million, an increase of $38.6 million, or 5.4%, compared to operating expenses in the same period in 2002. As a percentage of revenues, operating expenses increased from 95.8% for the nine months ended September 30, 2002 to 107.2% for the same period in 2003. Operating expenses excluding restructuring charges of $22.1 million for the nine months ended September 30, 2002 were $697.2 million. Total operating expenses excluding restructuring charges, software asset impairments and contract litigation settlement expense for the nine months ended September 30, 2003 were $678.1 million, a decrease of $19.1 million, or 2.7%, compared to operating expenses excluding the restructuring charge in the comparable period in 2002. As a percentage of revenues, operating expenses before restructuring charges, software asset impairments and contract litigation settlement expense increased from 92.9% for the nine months ended September 30, 2002 to 95.9% for the same period in 2003. Operating profit margins excluding episodic charges decreased from 7.1% for the nine months ended September 30, 2002 to 4.1% for the same period in 2003. We believe our presentation of operating profit margins excluding these charges is useful in evaluating our ongoing business. In both bidding for new contracts and performing existing contracts, management closely monitors operating profit margins (the revenues received from the contracts minus operating expenses excluding restructuring charges, software asset impairments and contract litigation settlement expense as a percentage of revenues). To management, this best represents the economic performance of the ongoing fundamental business of AMS. In computing operating profit margins for internal analysis, we exclude significant episodic costs, such as severance costs and litigation costs, which are not related to the staff, facilities and other costs that are required to perform the contracts from which revenues are received.

Cost of Revenues
Cost of revenues were $436.0 million for the nine months ended September 30, 2003, a decrease of $1.9 million, or 0.4%, compared with the same period in 2002. Excluding approximately $8.1 million of costs in 2002 related to our global utilities practice that was sold in 2002, cost of revenues increased $6.2 million compared with the same period in 2002. The increase was attributable in part to added costs of $10.1 million related to the acquisition of Vredenburg, higher product development and support expenses of $1.4 million and higher bad debt expense of $0.8 million related to the write-off of a specific client receivable. These increases were offset in part by incentive compensation of $3.0 million recorded in 2002 and reduced amortization expense of purchased and developed software for external sale to customers of $2.2 million. As a percentage of revenues, cost of revenues increased from 58.3% for the nine months ended September 30, 2002 to 61.7% for the nine months ended September 30, 2003. Excluding cost of revenues of $8.1 million associated with our global utilities practice in 2002 and $10.1 million for Vredenburg in 2003, cost of revenues, as a percentage of revenues, was 61.5% and 58.8% for the nine months ended September 30, 2003 and 2002, respectively. Approximately 0.5% of the 2.9% decrease in cost of revenues as a percentage of revenue is related to $6.0 million of revenues for the nine months ended September 30, 2002, for which there were no associated costs in the period. Pricing pressures from our competitors and clients, as well as increased cost of revenues attributable to higher project-related costs in connection with certain fixed-price client engagements, have also adversely affected our gross margins.

Selling, General and Administrative
SG&A expenses were $232.2 million for the nine months ended September 30, 2003, a decrease of $7.3 million, or 3.1%, compared with the same period in 2002. The decline was attributable to reduced incentive compensation of $4.4 million for personnel not directly related to the delivery of services. In addition, we realized reduced expense for senior level management of $4.2 million as a result of our restructuring efforts. Additionally, approximately $4.0 million of expenses related to the global utilities practice were incurred for the nine months ended September 30, 2002, but not during the same period of 2003. These reductions were offset in part by increased business development expense of $1.7 million and increased severance costs of $1.1 million for the nine months ended September 30, 2003 compared to the same period of 2002. We also experienced increased recruiting expenses of $1.8 million for senior-level professionals to support new business strategies and professionals with security clearances to support our defense and intelligence agency business for the nine months ended September 30, 2003 compared to the same period of 2002. Additionally, approximately $1.2 million of expenses from the Vredenburg acquisition were incurred for the nine months ended September 30, 2003, but not during the same period in 2002. SG&A expenses as a percentage of revenues were 32.8% and 32.0% for the nine month periods ended September 30, 2003 and 2002, respectively. SG&A as a percentage of revenues on a comparable basis, apart from Vredenburg activity in 2003 and our global utilities practice activity in 2002, increased from 32.2% for the nine months ended September 30, 2002 to 33.4% for the nine months ended September 30, 2003.

Research and Development
Research and development expenses were $9.9 million for the nine months ended September 30, 2003, a decrease of $9.9 million, or 50.0%, compared with the same period in 2002. The decrease was primarily related to the transition of several software development projects related to our Federal Government Agencies target market and our State and Local Governments and Education market from the initial research and development phase to capitalized development. The decrease was also due to a decline in non-capitalized development costs on our next generation customer care and billing software, Tapestry®.

Restructuring Charge
In an effort to align our workforce with market conditions and our revenue outlook, we incurred a $24.8 million restructuring charge for the nine months ended September 30, 2003. The charge included $18.7 million for severance and severance-related expense costs. The severance costs primarily relate to a reduction in senior level staff and management positions. In total, 241 employees are being separated in the U.S. and Europe. In addition, the charge included $2.6 million related to changes in estimates associated with our liability for the closure and consolidation of facilities, primarily due to declining real estate market conditions and the timing of anticipated subtenant rental agreements, and $3.5 million for the additional closing of facilities. We incurred a $22.1 million restructuring charge for the nine months ended September 30, 2002. The restructuring charge for the first nine months of 2002 included $17.6 million for severance and severance-related costs and $4.5 million for consolidation of facilities.

Software Asset Impairments
The $9.6 million software asset impairment charge for the nine months ended September 30, 2003 represented the write-down of certain purchased and internally developed assets that were not expected to provide future value and no longer fit our business strategies. We incurred no software asset impairment charge for the nine months ended September 30, 2002.

Contract Litigation Settlement Expense
The $45.5 million charge for the nine months ended September 30, 2003 related to our agreement with the United States and the Federal Retirement Thrift Investment Board to settle all outstanding litigation and claims from a contract dispute. Under the terms of the settlement agreement, the Thrift Board paid us $10.0 million for work performed under the contract. The remaining $30.5 million contract receivable was written off. In addition, we paid the Thrift Board $15.0 million as a partial reimbursement of the $31.0 million we had previously received for other work performed under the contract.

Interest Expense
Interest expense was $0.9 million for the nine months ended September 30, 2003, an increase of $0.8 million compared with the same period in 2002. The increase in interest expense was primarily due to $1.4 million of interest income for amended prior year Federal income tax returns claiming additional research and experimentation tax credits recorded for the nine months ended September 30, 2002. This increase was offset, in part, by reduced interest expense of $0.4 million related to our executive deferred compensation program for the nine months ended September 30, 2003.

Other Income/Expense
Other income was $0.4 million for the nine months ended September 30, 2003. Other expense was $1.2 million for the nine months ended September 30, 2002. This change was primarily related to the reduction in premium expense offset by the decrease in the cash surrender value of company-owned life insurance which decreased $2.7 million for the nine months ended September 30, 2003 from the same period in 2002 as a result of withdrawals from the policies in order to fund distributions from the executive deferred compensation program.

Income Taxes
Our consolidated effective income tax rate increased from 33.0% for the nine months ended September 30, 2002 to 38.0% for the nine months ended September 30, 2003. The rate for the nine months ended September 30, 2002 included expected refunds on prior year Federal income tax returns as a result of additional research and experimentation tax credits. The rate for the nine months ended September 30, 2003 did not include these prior year tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, our liquidity was composed of $55.4 million of cash and cash equivalents and our $200 million bank credit facility reduced by $0.8 million of outstanding letters of credit.

Cash Flows for the Nine Months Ended September 30, 2003 and 2002

	For the Nine Months Ended September 30,

(In millions)	2003	2002	Change

Cash (used in) provided by operating activities	$(4.0)	$41.1	$(45.1)
Cash used in investing activities	$(78.5)	$(21.4)	$(57.1)
Cash (used in) provided by financing activities	$(4.0)	$3.9	$(7.9)

Cash used in operating activities for the nine months ended September 30, 2003 was $4.0 million compared with cash provided by operating activities of $41.1 million for the nine months ended September 30, 2002. The $45.1 million decline in operating cash flows was primarily related to a decrease in customer collections. This decrease was attributable to lower revenues as well as an increase in the number of customers, primarily from our State and Local Governments and Education target market, that pay us between 30 and 90 days as they practice tighter cash management policies. This change was evidenced by the $21.4 million increase in accounts receivable balances for the first nine months of 2003 as compared to a $19.3 million decrease in such balances for the first nine months of 2002. Also contributing to the decline were greater distributions from our executive deferred compensation plan related to restructuring activities that took place in 2003. These decreases in cash flows were partially offset by an increase in accounts payable for the nine months ended September 30, 2003 versus a decrease in the same period of 2002 as we exercised tighter cash management practices, lower income tax payments and approximately $3.9 million less in payments for restructuring activities.

Net cash used in investing activities for the nine months ended September 30, 2003 increased $57.1 million over the same period in 2002 due to $41.2 million paid (net of cash acquired) to acquire Vredenburg and $21.1 million more cash used to purchase and develop our software over the same period in 2002. The additional software investments spend in 2003 was primarily related to upgrading and replatforming our Advantage® and Momentum® software offerings to maintain their marketability in web and java-based environments. These decreases in cash were offset by $4.2 million less cash paid in 2003 over the same period in 2002 for our investment in Proponix.

Cash used in financing activities was $4.0 million for the nine months ended September 30, 2003 compared to cash provided by financing activities of $3.9 million for the nine months ended September 30, 2002. Proceeds from common stock options exercised provided $3.7 million for the nine months ended September 30, 2002, whereas proceeds from common stock options exercised during 2003 were only $0.2 million. In addition, we paid $4.0 million during the nine months ended September 30, 2003 for shares repurchased under AMS’s stock repurchase program. We did not repurchase any shares on the open market during the same period in 2002. Finally, we paid $2.7 million for debt acquired as part of the Vredenburg acquisition. These decreases in cash were offset by a slight increase in proceeds from the Employee Stock Purchase Plan and less cash paid to repurchase shares from employees for restricted stock distributions for the nine months ended September 30, 2003 compared to the same period of 2002.

Bank Credit Facility
In addition to our cash balance of $55.4 million at September 30, 2003, we have an unsecured revolving bank credit agreement with a group of lenders. Effective September 26, 2003, we increased this credit facility by $40 million to provide for borrowings not to exceed $200 million. This credit facility is available for working capital borrowings, capital expenditures, acquisitions, and other corporate purposes. At September 30, 2003, no borrowings were outstanding under our bank credit agreement and availability was reduced by $0.8 million of outstanding letters of credit.

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

Our $200 million revolving credit facility includes negative covenants, including, but not limited to, covenants limiting our ability to create or incur liens, make certain investments, incur certain indebtedness, undergo fundamental changes, make certain dispositions, make acquisitions not related to our lines of business, pay dividends, or repurchase stock in excess of specified thresholds. The credit agreement also contains certain affirmative covenants and financial covenants including a minimum consolidated net worth, a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio. Our bank credit agreement expires on November 13, 2005. At September 30, 2003, we were in compliance with the covenants and other restrictions imposed by this credit facility.

Significant Customer Receivables
We enter into large, long-term contracts and, as a result, periodically maintain significant receivable balances with certain major customers. Our three largest customers are the U.S. Government, the Commonwealth of Virginia and the City of New York. These customers’ receivables, under numerous contracts, accounted for 60.0% and 62.4% of our accounts receivable at September 30, 2003 and December 31, 2002, respectively. There were no other customers who individually represented greater than 10% of outstanding receivables as of September 30, 2003 or December 31, 2002.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     For a discussion of our market risk associated with foreign currency risk, interest rate risk and marketable securities risk as of December 31, 2002, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year then ended. During the nine months ended September 30, 2003, there have been no material changes in our market risk exposure.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003.

There have been no significant changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

There have been no significant changes in the Company’s internal controls over financial reporting resulting from deficiencies or material weaknesses that were identified subsequent to the end of the period covered by this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Roger W. Mehle v. American Management Systems, Inc., No. 01-1544 (United States District Court for the District of Columbia), on appeal, Gary A. Amelio v. American Management Systems, Inc., No. 01-7197 (United States Court of Appeals for the District of Columbia Circuit), and American Management Systems, Inc. v. United States, No. 01-586 (United States Court of Federal Claims).

On June 20, 2003, American Management Systems, Incorporated (“AMS”), the Federal Retirement Thrift Investment Board (the “Thrift Board”) and the United States entered into a written settlement agreement (“Settlement Agreement”) resolving all outstanding litigation and claims among them relating to AMS’s work on the Thrift Board contract. All parties to the case — Gary A. Amelio, the current Executive Director of the Thrift Board, AMS, and the United States - further agreed to dismiss and terminate all litigation and claims relating to the Thrift Board contract.

On June 25, 2003, Thrift Savings Plan participant Roger W. Mehle (the former Executive Director of the Thrift Board) filed in the United States Court of Appeals for the District of Columbia Circuit, as a non-party, a Motion for Leave to Intervene. Among other things, Mr. Mehle requested that the Court of Appeals issue its ruling in the case, notwithstanding the settlement that had been reached by all parties to the case.

On July 1, 2003, the parties exchanged the payments contemplated under the Settlement Agreement and filed Stipulations of Dismissal in the United States Court of Federal Claims (“CFC”) and the United States Court of Appeals for the District of Columbia Circuit. On July 2, 2003, the CFC entered final dismissal of the action which had been pending in that court. On July 8, 2003, with respect to the matter in the United States Court of Appeals for the District of Columbia Circuit, Appellant Gary A. Amelio, the United States, and AMS each filed separate Oppositions to Mr. Mehle’s Motion for Leave to Intervene. On July 15, 2003, Mr. Mehle filed his initial Reply to all three opposition briefs, followed on July 17, 2003 by an Amended/Corrected Reply. By order filed on August 11, 2003, the United States Court of Appeals for the District of Columbia Circuit denied Mr. Mehle’s Motion for Leave to Intervene and dismissed the case.

On September 24, 2003, Mr. Mehle filed in the United States Court of Appeals for the District of Columbia Circuit a petition seeking a panel rehearing (those three members of the Court who had originally considered the Motion for Leave to Intervene), and a rehearing en banc (all the members of the Court) of that Court’s prior panel decision denying his Motion for Leave to Intervene. By written orders dated October 17, 2003, the United States Court of Appeals for the District of Columbia Circuit denied Mr. Mehle’s requests for a panel rehearing, and for a rehearing en banc.

United States of America ex rel Randall L. Smith, et al. v. American Management Systems, Inc., CA No. C-1-02-326 (United States District Court for the Southern District of Ohio).

On September 22, 2003, AMS received notice of a federal whistleblower lawsuit which was filed by private relators. The lawsuit is pending in the United States District Court for the Southern District of Ohio (Western Division). The suit, which was originally filed on May 9, 2002, was recently unsealed following mandatory United States Department of Justice review of the allegations. The suit alleges that AMS invoiced the Ohio Department of Job and Family Services (“ODJFS”) for work performed on tasks unrelated to an ODJFS project that was the subject of a federal block grant and, as a result, received as payment from the State of Ohio federal monies for work that was not eligible for federal reimbursement.

It further alleges that AMS utilized certain personnel who did not satisfy the requisite qualifications for assignment to the ODJFS project. The suit seeks damages and civil penalties. The United States Department of Justice, which is required to investigate and review all whistleblower actions of this nature, conducted its review in this case, and declined to intervene in the suit. AMS has reviewed the matter and intends to vigorously defend against the allegations that have been advanced.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The Exhibits set forth in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

On July 17, 2003, the Company filed a Form 8-K announcing its financial results for the second quarter ended June 30, 2003 and the purchase of R.M. Vredenburg & Co.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN MANAGEMENT SYSTEMS, INCORPORATED

11/11/03	/s/ Alfred T. Mockett

Date	Alfred T. Mockett
Chairman and Chief Executive Officer

11/11/03	/s/ James C. Reagan

Date	James C. Reagan
Executive Vice President and Chief Financial
Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Separation Agreement, dated as of September 9, 2003, between the Company and John S. Brittain, Jr. (filed herewith).

10.2	Separation Agreement, dated as of October 28, 2003, between the Company and Larry R. Seidel (filed herewith).

10.3	Increased Commitment Notice and Added Lender Agreement dated September 26, 2003, by and among the Company and certain subsidiaries of the Company, as Borrowers, KeyBank National Association, and Bank of America, N.A., as Administrative Agent (filed herewith).

10.4	Employment Agreement, dated as of October 1, 2003, between the Company and James C. Reagan (filed herewith).

10.5	American Management Systems, Incorporated Deferred Compensation Plan for Executives, as amended July 3, 2003 (filed herewith).

10.6	American Management Systems, Incorporated Deferred Compensation Plan for Non-employee Directors, as amended July 3, 2003 (filed herewith).

31.1	Certification of CEO Pursuant to Exchange Act Rule 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of CFO Pursuant to Exchange Act Rule 13a – 14(a) and 15d – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).