Form 10-K
period 2003-12-31
AMERICAN MANAGEMENT SYSTEMS INC
filed 2004-03-29
CIK 310624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From: _______________ To: _________________

Commission File Number: 0-9233

American Management Systems, Incorporated
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation)		54-0856778 (I.R.S. Employer Identification Number)

	4050 Legato Road Fairfax, Virginia (Address of principal executive office)	22033 (Zip code)

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2003 was $599,438,731.

The number of shares of the registrant’s common stock outstanding as of March 12, 2004 was 42,717,378.

PART I

ITEM 1.           BUSINESS

OVERVIEW

American Management Systems, Incorporated is a global business and IT consulting firm for governments, financial services, and communications industries. We use the terms “AMS,” “we,” “our,” and “us” to refer to American Management Systems, Incorporated and its subsidiaries. AMS delivers IT products and services, business consulting, outsourcing solutions, and systems integration expertise. The combination of intellectual property (IT ingenuity) and industry expertise (industry IQ) provides directional leadership for our customers and is our competitive differentiator in the marketplace. We apply our IT ingenuity and industry IQ to create transformational end-to-end solutions that deliver measurable results to our customers.

AMS was incorporated in the State of Delaware on February 2, 1970, and is traded on the Nasdaq National Market under the symbol AMSY. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements for our annual stockholders’ meeting, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our Web site at www.ams.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

On March 10, 2004 we entered into a definitive merger agreement with CGI Group Inc. and CGI Virginia Corporation (collectively “CGI”), a large Canadian independent information technology and business process services firm, and an asset purchase agreement with Arlington-based CACI International Inc and certain of its affiliates (collectively “CACI”). Under the terms of the agreements, CGI commenced a cash tender offer to acquire all of the outstanding shares of AMS for $858 million, or $19.40 per share. CACI will purchase the assets of AMS’s U.S. Defense and Intelligence business for $415 million in cash subject to certain post-closing adjustments. These transactions have been unanimously approved by the board of directors of each of CGI, CACI and AMS and are subject to regulatory and other customary closing conditions. The merger and asset acquisition are expected to close during the second quarter of 2004.

Global Operations

In order to serve customers outside of the United States, AMS has undertaken international expansion by establishing subsidiaries or foreign branches. Exhibit 21 of this Form 10-K provides a listing of AMS’s worldwide subsidiaries. Revenues attributable to our international customers were $130.6 million in 2003, $132.6 million in 2002, and $189.6 million in 2001. Additional information related to revenues, net (loss) income, total assets, significant customers and long-lived assets is provided in the consolidated financial statements and in Note 19 of the financial statements appearing in Part II, Item 8 of this Form 10-K.

INDUSTRY GROUPS

AMS’s focus on specific industries enables us to offer tailored solutions that leverage in-depth domain knowledge and IT expertise to meet our customers’ business needs. For more than 30 years, AMS has been a committed partner in helping evolve the industries we serve. We operate as one segment and focus on customers in specific industries, referred to as our target markets. We have the following key target markets: Federal Government Agencies; State and Local Governments; Communications, Media and Entertainment; and Financial Services Institutions. We collectively refer to Federal Government Agencies and State and Local Governments as the Public Sector.

Public Sector

AMS helps government customers create a true digital environment that delivers greater efficiency, enhanced citizen service, reduced costs, and improved accountability and compliance. AMS specializes in applying leading proprietary and partner software solutions for digital government services; enterprise resource planning; environmental and regulatory solutions; health, human services, and labor; homeland and enterprise security; and tax, revenue, and collections.

•	Digital Government Services—AMS offers services to transform governments into next-generation enterprises through strategic consulting, business transformation, enterprise architecture, enterprise portal development, business intelligence, and data warehousing.

•	Enterprise Resource Planning—AMS provides comprehensive, end-to-end services for revenue management, financial and budget performance, procurement and enterprise contract management, grants, human resources management and payroll, and enterprise integration. AMS-developed offerings in support of state and local governments include AMS Advantage® Financial, Procurement and HR. For Federal civilian and defense customers, AMS delivers its proprietary Momentum® Financial Management system, as well as Momentum Acquisitions. In addition, AMS also offers performance management and performance budgeting software solutions to federal, state and local government customers.

•	Environmental and Regulatory Solutions—AMS offers solutions to streamline complex environmental processes in the areas of permitting, compliance, enforcement processes, and performance management. AMS’s proprietary software applications that support environmental and regulatory processes include TEMPO® and ProSteward™.

•	Health, Human Services and Labor—AMS provides solutions that enable human services agencies, healthcare organizations and labor agencies to leverage technology investments for more cost-effective service delivery. Our solutions reduce costs, improve effectiveness and maximize federal funding opportunities to increase our customers’ available financial resources. AMS offers market-leading solutions in child welfare, Temporary Assistance for Needy Families (“TANF”), child support and case management. These solutions are based in part on public domain software.

•	Homeland and Enterprise Security—AMS delivers a comprehensive roadmap for implementing a security policy, protecting and monitoring applications, and recovering from lost operations. In support of homeland security, AMS provides identity management, credential assurance and fraud detection.

•	Tax, Revenue and Collections—AMS offers tax agencies a total tax system called revenue enterprise management. Our solutions enable government agencies to increase collections and improve customer service through innovative technology, and are proven in both the public and private sectors. AMS’s proprietary software applications employed in support of tax, revenue and collections include AMS Advantage Revenue, CACS® for Government, as well as Strata® for data analysis.

Communications, Media and Entertainment

We support our Communications, Media, and Entertainment customers to secure revenue, improve efficiency and increase customer loyalty. AMS specializes in applying leading proprietary and partner solutions for billing and operational support systems (“OSS”) integration, business intelligence and customer interaction, credit risk management and mobile/wireless data services.

•	Billing and OSS Integration—AMS has extensive, hands-on experience delivering complex billing systems and OSS for communications providers around the globe. Our solutions span the entire billing/OSS spectrum and combine robust consulting and integration services with state-of-the-art software products and industry-recognized partner solutions to meet the unique needs of each customer. AMS proprietary offerings in support of billing and OSS Integration include: Quintessent®, Tapestry® and eINcent™.

•	Business Intelligence and Customer Interaction—AMS offers expert consulting and powerful tools that help improve the customer experience and drive customer profitability. Our comprehensive solutions help our customers tailor retention initiatives, marketing offers, rate plans, and customer care policies to achieve measurable and sustained business benefits. AMS business intelligence and customer interaction solutions may, at times, incorporate our proprietary software, Strata.

•	Credit Risk Management—AMS’s market-leading credit risk management solutions help our customers reduce bad debt, control operating expenses, and improve cash flow by aligning their business processes, technology enablers, and organizational structure to maximize profitability while increasing understanding of their customers’ portfolios across the entire credit life cycle. These solutions may include AMS’s proprietary software, CACS, which supports collections, and Strata, which supports decisioning.

•	Mobile/Wireless Data Services—AMS offers customized mobile data solutions incorporating 2.5G and 3G technologies that support wireless operators developing new services to retain customers, improve margins and deliver results. These solutions may incorporate AMS proprietary software eINcent and Tapestry.

Financial Services Institutions

We consult with customers in the financial services industry to reduce costs, optimize operational processes, and extend competitive position in existing and new markets. AMS specializes in applying leading proprietary and partner solutions in the areas of consumer credit, customer relationship management, insurance and retirement, operational risk management, trade finance and cash management, and wealth management and financial planning.

•	Credit Solutions—A leading provider of consumer banking and credit business solutions, AMS enhances credit processing environments so our customers can deliver faster service with more consistency, and tailor cost-effective strategies to valued customer segments. AMS solutions are built on extensive experience in the design, implementation, and change management of consulting and technology solutions that span across the entire credit life cycle. Proprietary software supporting credit solutions includes ACAPS® (originations), CACS (collections), ACLS® (servicing) and Strata (decisioning).

•	Customer Relationship Management (“CRM”)—With our enterprise CRM solutions, AMS links the analytical with the operational to provide real-time advanced decisioning at each point of contact. AMS also designs a sustainable business strategy and infrastructure our customers can rely on for the future.

•	Insurance and Retirement Services—From automating key business processes through our workflow expertise and solutions, to implementing our business process renewal methodology, AMS helps insurance and retirement services providers improve business performance and maximize returns on their technology investments.

•	Operational Risk Management—From full-scale solutions—such as strategic study, gap analysis, general design and implementation—to smaller projects that apply cutting-edge risk concepts, AMS tailors its end-to-end operational risk framework to help our customers navigate the challenging and evolving regulatory landscape. AMS extends our partnership beyond project completion, providing assistance during the compliance approval process. These solutions may include AMS’s proprietary software, Strata, which supports decisioning.

•	Trade Finance and Cash Management—AMS fully automates and integrates international trade services operations to help customers increase top-line revenues, service new markets and gain operating efficiencies. We integrate a hosted set of applications that maximize business performance through improved operational efficiencies and outstanding customer service. AMS’s two proprietary offerings for trade management include AMS Tradelinetm and Proponixsm.

•	Wealth Management and Financial Planning—With AMS’s customer life-cycle methodology, we seamlessly integrate mission-critical customer-facing and backoffice capabilities so our customers can deliver strategic financial planning offerings and develop follow-up products and services tailored to meet customer needs.

CUSTOMERS

AMS Public Sector customers include U.S. defense, military, and civilian agencies and civilian government contractors; state and local governments; as well as many universities and school districts. Our Commercial Sector customers include the world’s leading communications companies (local exchange carriers, integrated communications providers, Internet service providers, cable companies, and wireless operators as well as content, media and entertainment companies) and global financial services institutions (banking, insurance, retail and capital investment and other financial firms).

Customers First

Customer satisfaction is our top priority. In fiscal year 2002, we implemented the Customers First program, which allows AMS customers to determine how our performance will be measured at the onset of an engagement. Throughout the engagement, AMS’s employees work with the customer to ensure the established criteria are being met.

This program is a competitive differentiator for AMS. In its second year, our customer survey found that we have a customer loyalty index of 77 percent, 33 percent higher than the industry norm. The loyalty index is compared to normative data for 200 companies in the business and IT consulting industry, provided by the National Business Research Institute.

EMPLOYEES

Our ability to produce results for our customers is heavily dependent on building a high-performance culture that attracts and retains high-quality employees. We are committed to the professional development of our employees through a variety of programs including AMS University, leadership development, and project management training. Voluntary turnover rates are stable. The annualized voluntary turnover rate for total staff in 2003 was 11.5%.

Since 2001, we have carried out targeted restructuring programs aimed at rebalancing and right-sizing our workforce while recruiting individuals with the skill sets necessary to meet our changing needs. As of February 26, 2004, we have approximately 6,500 employees worldwide. AMS’s employees are not represented by any labor union.

STRATEGY AND EXECUTION

In 2002, we embarked on a new strategy that encompasses five strategic imperatives that are still relevant today to help us align and execute our business plan for measurable results:

1. Scale—Targeting large customers that award big contracts, and pursuing skill-based acquisitions;

2. Growth—Achieving profitable revenue growth and generating shareholder value;

3. Partnering—Building strategic partnerships for scale and access to untapped revenue streams;

4. Reduce dependency on closed architecture—Integrating both proprietary software and commercial off-the-shelf software to meet customer needs; and

5. Build and maintain annuity revenue streams—Capturing multi-year revenue streams that come from managed services (business process outsourcing and managed applications).

ACQUISITION OF VREDENBURG AND SALE OF OUR UTILITIES PRACTICE

In August 2003, we completed the acquisition of R.M. Vredenburg & Co. (“Vredenburg”), a leading provider of professional and technical services to the U.S. Department of Defense and U.S. intelligence communities. The purchase provided access to additional government contract vehicles and added strategic capabilities in critical infrastructure protection, sophisticated document management technologies and new program management expertise.

In December 2002, we completed the sale of our global utilities practice to Wipro, Ltd. The agreement included the transfer of customer contracts, intellectual property rights and accounts receivable. The sale allowed us to exit a non-core business and add to our capital base to focus on key areas of opportunity.

PARTNERSHIPS

We continually strive to identify and cultivate relationships that provide innovative solutions to our customers’ most pressing business issues. Our approach to partnering with other companies is to identify those companies that strategically extend our capabilities and have a reputation of producing results. These best-in-class technology firms include IBM, Oracle, BEA, Microsoft, FileNet, webMethods, Hewlett-Packard and Sun Microsystems.

INTELLECTUAL PROPERTY

In fiscal year 2003, we invested $64.9 million in software product development ($51.9 million of which was capitalized and $13.0 million was expensed as R&D). This investment was predominantly to refresh a core set of our proprietary products: AMS Advantage ERP for state and local government, Momentum® Enterprise Solution for federal agencies, Strata for decision management, CACS for collections and recovery, and ACAPS for enterprise originations. These applications are now web-enabled and written in open languages to more easily integrate with other leading software. Our expenditures for product development were $51.0 million in 2002 and $48.8 million in 2001, which included $24.8 million and $21.8 million of expensed R&D, respectively.

Our proprietary products may be licensed as stand-alone applications, as elements of custom solutions, or integrated with a variety of other systems as part of an enterprise architecture. In addition to proprietary software, we have developed proprietary methodologies, techniques and practices.

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

To leverage the investment in our intellectual property, reduce costs and improve efficiency, AMS plans to centralize all of our software engineering activities in 2004. We will utilize our own near-shore capabilities in Canada, offshore capabilities in Spain and a newly established development center in Poland. We believe this will provide AMS with a competitive advantage and flexibility to partner with selected offshore companies where appropriate.

While AMS’s various intellectual property rights are valuable and important to our success, we believe our business as a whole is not materially dependent on any particular patent, trademark or license.

COMPETITION

The business and IT consulting industry is highly competitive and rapidly evolving, with a number of companies that offer similar services to those we provide. We compete with companies that offer systems consulting and integration, business consulting, application software, outsourcing and general IT services. Some of our competitors include Accenture, IBM, EDS, ACS, BearingPoint and Computer Sciences Corporation.

We believe we have a strong market position with a large installed base of products and healthy customer relationships, leading domain expertise, and products that customers view as differentiated from our competition. However, some of our competitors may have greater technical, financial and marketing resources than we do. These competitors may be able to offer a broader portfolio of products and services; they may also be in a position to more quickly take advantage of emerging technologies, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and have more resources to hire and retain highly-skilled professionals.

CONTRACTS

A significant portion of our contracts are for large systems integration projects that often provide for the integration and customization of our core software. These contracts generally include the sale of software, integration services, training and maintenance. Large systems integration projects are often structured in phases—design, development and implementation—for delivery and contract management purposes. Occasionally these phases are negotiated and contracted separately, with customer acceptance at the end of each phase. More often, these phases are negotiated and contracted at the same time.

AMS pioneered an innovative approach called benefits-funding for our state and city revenue or taxation customers to finance their projects. This type of arrangement is generally contracted based on a fixed price; however, the amounts due to us are payable from actual monetary benefits derived by the customer. Our experience in leading this type of pay-for-performance contracting is enabling us to target other industries as they begin to embrace this model.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

Investors are cautioned that this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations that are based on our current expectations, estimates and projections. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for this include changes in general economic and political conditions, including fluctuations in exchange rates and the factors discussed below under the section entitled “Risk Factors.” We specifically disclaim any obligation to update these forward-looking statements. These forward-looking statements should not be relied on as representing our estimates or views as of any subsequent date.

RISK FACTORS

Risks Related to Our Industry

The recent economic downturn has caused, and future economic downturns may cause, our revenues to decline.
 Our revenues declined $25.1 million during fiscal year 2003. Although our quarterly results have indicated some strengthening in our markets, we continue to operate in a challenging economic environment in the United States and abroad. Disruptions in commercial activities occasioned by actual or threatened terrorist activity or armed conflict could have a material adverse effect on our operating results. AMS reduced costs through targeted restructuring and aligned our workforce with changing market conditions and new business strategies. As a result of these efforts, AMS is right-sized against the scale of our business. However, current and future cost-management initiatives may not be sufficient to maintain our margins if the current challenging economic environment is prolonged.

The level of business activity of our customers, which is affected by economic conditions, affects our results of operations. We cannot predict the impact that the recent global economic downturn will have on our future revenues, nor can we predict when economic conditions will improve. During an economic downturn, our customers and potential customers often cancel, reduce or defer existing contracts and delay entering into new engagements. In general, companies also decide to undertake fewer IT systems projects during difficult economic times, resulting in limited implementations of new technology and smaller engagements. Because there are fewer engagements in a downturn, competition usually increases and pricing for services may decline as competitors, particularly companies with significant financial resources, decrease rates to maintain or increase their market share in our industry. Our pricing, revenues and profitability could be negatively affected as a result of these factors.

Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology.
 Rapidly changing technologies such as frequent new product and service introductions and evolving industry standards characterize our market. If we cannot keep pace with these changes, our business could suffer.

Our success will depend, in part, on our ability to develop and implement management and technology services that anticipate and keep pace with rapid and continuing changes in technology, evolving industry standards and changing customer preferences. Our success will also depend on our ability to develop and implement ideas for the successful application of existing and new technologies. We may not be successful in anticipating or addressing these developments on a timely basis or our ideas may not be successful in the marketplace. Also, products and technologies developed by our competitors may make our services less competitive or obsolete. Any one of these circumstances could have a material adverse effect on our ability to obtain and successfully complete customer engagements.

The consulting, technology and outsourcing markets are highly competitive, and we may not be able to compete effectively.
 AMS operates in an intensely competitive market. The reduced demand by customers for IT and consulting services has resulted in fierce competition among service providers to win business. Based on revenues and the number of consultants we have, we are smaller than some of our competitors, which gives them a competitive advantage over us. Many of our competitors are taking greater advantage of the lower labor costs in certain countries to allow them to reduce prices. Our competitors primarily include consulting and other professional service firms and system integration firms. In addition, prospective customers may decide to use their own staff to perform projects rather than engage an outside firm.

Our industry is experiencing rapid changes in its competitive landscape. Some of our competitors have sought access to public and private capital and others have merged or consolidated with better-capitalized partners. These changes may create more or larger and better-capitalized competitors with enhanced abilities to address customer needs and compete more effectively for market share, geographic presence, skilled professionals and large-scale government contracts. Any of these circumstances could result in price reductions, reduced profitability and loss of market share for us.

Our success is highly dependent on our ability to recruit and retain talented employees.
 Our business involves the delivery of professional services and is highly labor-intensive. Our success depends largely on our ability to attract, develop, motivate and retain highly skilled professionals. In addition, many of our Public Sector contracts require us to employ highly experienced personnel who have security clearances. Security clearances are sometimes difficult and time consuming to obtain. To attract and retain the number of employees we need to grow our business, we may have to increase our compensation levels or incur higher recruiting costs in the future. This would adversely affect our operating margins.

For 2003, our annual voluntary turnover rate for total staff was approximately 11.5%. If we were to experience the loss of a significant number of our professionals in the future, it could adversely affect our operating results, including our ability to obtain and successfully complete important customer engagements, effectively compete, or grow our business.

Risks Related to Our Business

We rely on relatively few customers for a significant portion of our business.
 We rely on a few large customers, particularly U.S. federal government agencies and departments, to provide a substantial portion of our revenues. Contracts with U.S. federal government agencies and departments accounted for 39.3%, 34.8%, and 28.9% of our revenues in 2003, 2002 and 2001, respectively. We believe that federal government contracts will continue to be a source of a significant amount of our revenues for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government would cause serious harm to our business. Among the key factors in maintaining our relationships with federal government agencies are our performance on individual contracts and delivery orders, the strength of our professional reputation, the relationships of our key executives with customer personnel and our compliance with complex procurement laws and regulations related to the formation, administration and performance of federal government contracts. In addition, our failure to obtain and maintain necessary security clearances may limit our ability to perform classified work for government customers, which could cause us to lose business. Security breaches in sensitive government systems we have developed also could damage our reputation and eligibility for additional work and expose us to significant losses. To the extent that our performance does not meet customer expectations, or our reputation or relationships with one or more of our key customers, particularly in our Federal Government Agencies target market, are impaired, our revenues and operating results could be materially harmed. Reductions, delays or cancellations from one or more of these significant customers, or the loss of one or more of these customers, would have a material adverse effect on our revenues, profitability and cash flow.

During 2003 and 2002, the global telecommunications market significantly deteriorated, reflecting a significant decrease in capital spending. Our sales and results of operations have been adversely affected by this market deterioration. From 2002 to 2003 we experienced a $25.1 million drop in consolidated revenues, largely due to lower revenues of $18.4 million in our Communications, Media and Entertainment target market. If capital investment levels by telecommunication firms continue to decline, or if our Communications, Media and Entertainment target market does not improve, or improves at a slower pace than we anticipate, our revenues and profitability could be adversely affected.

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
 We may not be profitable if we do not accurately estimate the cost of large engagements that are conducted on a fixed-price basis. A significant percentage of our engagements are performed on a fixed-price basis. Billing for fixed-price engagements is made in accordance with the contract terms agreed to with our customer. Revenues are recognized based on the percentage of costs incurred to date in relation to total estimated costs to be incurred over the duration of the respective contract. When making proposals for these types of engagements, we rely on our estimates of costs and timing for completing the projects. These estimates reflect our best judgment regarding the efficiencies of our methodologies and professionals as we plan to apply them to the projects. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-price contracts, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable.

Our contracts can be terminated by our customers with short notice. Our customers typically retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts. Generally, our customers can terminate our contracts without penalty upon written notice and with appropriate compensation to AMS for actual work performed. Longer-term, larger and more complex contracts typically provide for reimbursement of termination costs such as employee relocation expenses and lease termination penalties. Additionally, large customer projects involve multiple engagements or phases, and there is a risk that a customer may choose not to retain us for additional phases of a project or that a customer will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the customer or the economy. When contracts are terminated, we lose the associated future revenues and we may not be able to recoup all associated costs.

Federal government contracts contain provisions giving government customers a variety of rights that are unfavorable to us, including the ability to terminate a contract at any time for convenience. Federal government contracts contain provisions and are subject to laws and regulations that provide government customers with rights and remedies not typically found in commercial contracts. These rights and remedies allow government customers, among other things, to:
•	reduce or modify contracts;
•	terminate our facility security clearances and thereby prevent us from receiving classified contracts;
•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
•	prohibit future awards with a particular agency due to a finding of organizational conflict of interest based on prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors;
•	subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit bids for the reduction or modification of the awarded contract; and
•	suspend or debar us from doing business with the federal government or with a particular governmental agency.

If a government customer terminates one of our contracts for convenience, we may recover, at most, only our incurred or committed costs, settlement expenses, and profit on work completed prior to the termination. If a federal government customer were to unexpectedly terminate or cancel one or more of our significant contracts, decline to exercise an option to renew a multi-year contract, or suspend or debar us from doing business with government agencies, we could experience a material decline in our revenues.

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
Our profitability on time-and-materials contracts is a function of the rates we are able to charge for our services and the utilization rate, or chargeability, of our professionals. Accordingly, if we are not able to maintain the rates we charge for our services or an appropriate utilization rate for our professionals, our profitability will suffer. The rates we are able to charge for our services are affected by a number of factors, including:
•	our customers’ perception of our ability to add value through our services;
•	introduction of new services or products by us or our competitors;
•	pricing policies of our competitors and other competitive factors; and
•	general economic conditions.

Our utilization rates are also affected by a number of factors, including:
•	our ability to transition employees from completed projects to new engagements;
•	our ability to forecast demand for our services and thereby maintain an appropriately sized workforce; and
•	our ability to manage attrition.

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
 We create, implement and maintain IT solutions that are often critical to the operations of our customers’ businesses. Our ability to complete large projects as expected often is adversely affected by unanticipated delays, renegotiations, and changing customer requirements or project delays. Such problems could subject us to legal liability, which could adversely affect our business, operating results and financial condition, as well as cause a diminution of our professional reputation. We typically include provisions in our contracts which are designed to limit our exposure to legal claims relating to our services and the applications we develop. These provisions may not protect us or may not be enforceable under some circumstances or under the laws of some jurisdictions.

Our profitability may decline due to financial and operational risks inherent in worldwide operations.
 We have offices in 10 countries around the world. Approximately 13.6% of our revenues in 2003, 13.4% in 2002 and 16.0% in 2001 were attributable to international activities. As a result, we are subject to the following risks:
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
 We cannot be sure that our services and offerings do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us. These claims may be costly, harm our reputation, and prevent us from providing some services and offerings. We enter into licensing agreements with our customers for the rights to use intellectual property that include a commitment to indemnify the licensee against liability and damages arising from any third-party claims of patent, copyright, trademark or trade secret infringement. In some instances, the amount of these indemnity claims could be greater than the revenues we receive from the customer. Any claims or litigation in this area, whether we ultimately win or lose, could be time-consuming and costly, injure our reputation, or require us to enter into royalty or licensing arrangements. Any limitation on our ability to sell or use products or services that incorporate challenged software or technologies could cause us to lose revenue-generating opportunities or require us to incur additional expenses to modify solutions for future projects.

We have only a limited ability to protect our intellectual property rights.
 Our success depends, in part, on our ability to protect our proprietary methodologies and other intellectual property that we use to provide our services. The laws of some countries in which we conduct business may offer only limited protection of our intellectual property rights. AMS’s general practice is to pursue patent or other appropriate intellectual property protection that is reasonable and necessary to protect and leverage our intellectual assets.

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

ITEM 2.           PROPERTIES

Our corporate headquarters is comprised of approximately one million square feet in Fairfax, Virginia. In addition, we have 56 offices in 10 countries around the world. We do not own any real property and lease approximately 1.8 million square feet of office space under long-term leases with varying expiration dates through 2012. We currently sublet approximately three hundred thousand square feet of that space with sublease expiration dates through 2011. Our European headquarters is in The Hague, The Netherlands. As part of our 2003 acquisition of Vredenburg detailed in Note 3 of the consolidated financial statements appearing in Part II, Item 8 of this Form 10-K, we obtained five additional office sites.

During 2003, 2002 and 2001, we consolidated excess facility space as part of the restructuring discussed in Note 14 of the consolidated financial statements appearing in Part II, Item 8 of this Form 10-K. The restructuring charges include costs to be incurred through 2008 related to facilities that are subleased, or are expected to be subleased, at rates below our costs. We believe the facilities we are retaining are suitable and adequate to meet our current needs.

In 2004, we will open a development facility in Krakow, Poland in order to move some of the development, maintenance and support functions for our commercial products to this new Krakow Development Center (“KDC”). The KDC, an AMS facility, will provide us with a competitive advantage through the use of offshore production.

ITEM 3.           LEGAL PROCEEDINGS

Roger W. Mehle v. American Management Systems, Inc., No. 01-1544 (United States District Court for the District of Columbia), on appeal, Gary A. Amelio v. American Management Systems, Inc., No. 01-7197 (United States Court of Appeals for the District of Columbia Circuit), and American Management Systems, Inc. v. United States, No. 01-586 (United States Court of Federal Claims).

On June 20, 2003, American Management Systems, Incorporated (“AMS”), the Federal Retirement Thrift Investment Board (the “Thrift Board”) and the United States entered into a written settlement agreement (“Settlement Agreement”) resolving all outstanding litigation and claims among them relating to AMS’s work on the Thrift Board contract. All parties to the case - Gary A. Amelio, the current Executive Director of the Thrift Board, AMS, and the United States - further agreed to dismiss and terminate all litigation and claims relating to the Thrift Board contract.

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

On September 22, 2003, AMS received notice of a federal whistleblower lawsuit which was filed by private relators. The lawsuit is pending in the United States District Court for the Southern District of Ohio (Western Division). The suit, which was originally filed on May 9, 2002, was recently unsealed following mandatory United States Department of Justice review of the allegations. The suit alleges that AMS invoiced the Ohio Department of Job and Family Services (“ODJFS”) for work performed on tasks unrelated to an ODJFS project that was the subject of a federal block grant and, as a result, received as payment from the State of Ohio federal monies for work that was not eligible for federal reimbursement. It further alleges that AMS utilized certain personnel who did not satisfy the requisite qualifications for assignment to the ODJFS project. The suit seeks damages and civil penalties. The United States Department of Justice, which is required to investigate and review all whistleblower actions of this nature, conducted its review in this case, and declined to intervene in the suit. On December 4, 2003, AMS filed a Motion to Dismiss the Complaint. That motion has been fully briefed and is pending before the Court.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of American Management Systems, Incorporated, is traded on the Nasdaq National Market under the symbol AMSY. The following stock prices are the high and low sales prices of AMS common stock during the calendar quarters indicated.

	2003		2002
	High	Low	High	Low
1st Quarter	$12.99	$10.30	$20.41	$17.55
2nd Quarter	$14.99	$11.41	$23.33	$17.60
3rd Quarter	$15.87	$12.66	$19.14	$12.32
4th Quarter	$15.72	$12.72	$14.45	$10.71

The approximate number of stockholders of record of the Company’s common stock as of March 1, 2004 was 1,613.

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

ITEM 6.           SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from the consolidated audited financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this report. Our results of operations include the effect of the acquisition of Vredenburg made during 2003, as well as the sale of our global utilities practice to Wipro, Ltd. in 2002, as discussed in Notes 3 and 4, respectively, to the consolidated financial statements included in this report.

Statement of Operations Data

	Years Ended December 31,
(In thousands, except per share data)	2003	2002	2001	2000	1999

Revenues	$961,620	$986,695	$1,183,292	$1,279,328	$1,240,268
Net (Loss) Income	$(26,296)	$28,206	$15,872	$43,798	$56,885
Basic (Loss) Earnings per Share	$(0.62)	$0.67	$0.38	$1.06	$1.36
Diluted (Loss) Earnings per Share	$(0.62)	$0.66	$0.38	$1.05	$1.34

Balance Sheet Data

	As of December 31,
(In thousands)	2003	2002	2001	2000	1999

Cash and Cash Equivalents	$62,338	$136,191	$53,347	$43,221	$111,269
Total Assets	$611,534	$622,496	$600,166	$648,280	$612,451
Noncurrent Liabilities	$53,728	$58,384	$74,609	$85,107	$74,206
Stockholders’ Equity	$410,034	$420,025	$376,509	$360,408	$309,491

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

OVERVIEW

We are a global business and IT consulting firm for governments, financial services, and communications industries. We have extensive long-term relationships with the world’s leading governments and companies. AMS specializes in enterprise resource planning, credit risk management, customer relationship management, and enterprise security. Through business consulting, systems integration and outsourcing, AMS delivers applications and services to create end-to-end solutions. We partner with customers of all sizes, integrating ideas and solutions to create value by improving efficiency, enhancing citizen or customer service, reducing costs, and improving accountability and compliance. We deliver our consulting and systems integration services through target markets, in which we have significant industry knowledge. We invest in emerging technologies through the development of proprietary products and business partnerships. Our focus on specific industries allows us to tailor our offerings to reflect an understanding of the markets in which our customers operate.

We derive our revenues primarily from contracts for business and IT solutions. The economic environment and level of business activity from our customers affects our revenues. Due to the slowdown in the economy, political uncertainty and a weak IT market during 2003 and 2002, customers reduced or postponed their spending on IT and consulting services, slowing down the number of new contracts into which we entered.

Due to this economic slow-down, our year over year consolidated revenues have declined from fiscal years 2001 through 2003; however, we believe that this trend has stabilized and we are beginning to once again see revenue growth. During fiscal years 2003 and 2002, we acquired and developed a new sales organization. As of the end of 2003, we have a 100-person strong sales force, which has helped us grow revenues at a rate of 2% to 7% per quarter since the first quarter of 2003. We believe this growth will be sustained and improved through our participation in larger scale, longer-term contracts and building annuity revenue streams from Applications Management Outsourcing (“AMO”) and Business Process Outsourcing (“BPO”). As we enter 2004, we believe the worst period in our industry’s history is behind us and, while pricing pressure in our industry is still very evident, hourly rates are stabilizing.

To keep pace with the industry downturn over the past three years, we cut costs through targeted restructuring programs. While costs associated with these programs were significant, we believe such costs were necessary in order to rebalance our workforce. The 2001 restructuring was primarily directed at decreasing the overall size of our workforce. During 2002 and 2003, the restructuring was more targeted toward senior levels of management. As a result, as of the end of fiscal year 2003 our senior management group of vice presidents was half the size it was at the end of fiscal year 2001, and is right-sized against the scale of our business with broader spans of control and fewer layers to our organization. Overall our restructuring programs included the separation of approximately 2,400 people. During 2003, we recruited approximately 1,300 people with differing skill sets required for our changing needs.

In addition to our workforce realignment, during 2001, 2002 and 2003, we focused on restructuring other operational and strategic areas of the Company that have included:

•	a complete refresh of our core product portfolio, now all web-enabled, rewritten in open languages with open application programming interfaces (“API”);
•	transactions to align our business with our core areas of focus including the sale of our utilities practice in fiscal year 2002 and purchase of the R.M. Vredenburg (“Vredenburg”) defense and intelligence business in 2003;
•	retirement of all outstanding debt;
•	write down to net realizable value of all marginal software assets, particularly Tapestry®;
•	write down of excess facility space;
•	resolution of the State of Mississippi and Thrift Board litigation; and
•	establishment of a Chief Risk Officer position and risk management function.

Our cash position remains strong with approximately $62 million as of December 31, 2003. Key investments and initiatives in developing our sales and marketing culture, in achieving a complete refresh of our product portfolio, in rebalancing our workforce, and in funding the Vredenburg acquisition have all been achieved out of internal cash resources.

During 2003, one of our most important efforts was to conduct a top-to-bottom analysis of our business to further ensure that our business strategy is optimal, not just for the market in which we have been operating, but for the one we will face in the next two to five years. As a result of this analysis we are focusing our growth strategy for 2004 on the four key operating changes discussed below.

Merger with CGI Group Inc. and Asset Purchase by CACI International, Inc.
 On March 10, 2004 we entered into a definitive merger agreement with CGI Group Inc. and CGI Virginia Corporation (collectively “CGI”), a large Canadian independent information technology and business process services firm, and an asset purchase agreement with Arlington-based CACI International Inc and certain of its affiliates (collectively “CACI”). Under the terms of the agreements, CGI commenced a cash tender offer to acquire all of the outstanding shares of AMS for $858 million, or $19.40 per share. CACI will purchase the assets of AMS’s U.S. Defense and Intelligence business for $415 million in cash subject to certain post-closing adjustments. The merger and asset acquisition are expected to close during the second quarter of 2004.

Consolidate Software Engineering Activities
 We expect to continue to differentiate ourselves from other IT service providers through our proprietary software. In order to leverage the investment in our intellectual property, reduce costs and improve efficiency, we intend to bring together all of our software engineering activities into one single organization that supports all vertical sectors and service lines. This organization, which we anticipate being established during the first quarter of 2004, will utilize our own near shore capabilities in Canada, and offshore capabilities in Spain and Poland, supplemented when needed by contract relationships in India.

Third Party Integrators
 We intend to further capitalize on our software assets and broaden the reach of our software product solutions by developing alliances with targeted third party integrators to install selected AMS proprietary software. We will also provide for much more extensive third party distribution of other companies’ software by AMS.

Managed Services
 Finally, we intend to continue ramping up our AMO and BPO capabilities to seize the large and attractive opportunities in managed services. We expect to provide AMO of our own applications and, on a selected basis, those of others as we move from a design-build-install model to a design-build-operate model. Over the next 12 months we intend to more than double the scale of this business.

PRESENTATION

Revenues
 We derive our revenues primarily from contracts for business and IT solutions. Our contracts are generally on a fixed-price, time-and-materials or cost-reimbursable basis. With our fixed-price contracts, we believe that we have the ability to produce reasonably dependable estimates regarding the extent of progress towards completion. Therefore, revenues on these contracts are recognized using the percentage-of-completion basis of accounting based on the percentage of costs incurred in relation to total estimated costs to be incurred over the duration of the contract. These estimates are continually reviewed during the term of the contract and may result in our revision of recognized revenues and estimated total costs during the period in which changes in circumstances are identified. Revenues on time-and-materials contracts are recognized to the extent of billable rates times hours delivered plus reimbursable expenses incurred. Revenues on cost-reimbursable contracts are recognized to the extent of costs incurred plus a proportionate amount of the fee earned.

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

Less than five percent of our revenues include the sale of off-the-shelf software for which there are no significant integration or modification services necessary. These contracts often bundle maintenance or other services along with the sale of the software. Maintenance and product support services sold with software generally provide for minor programming corrections, new releases and help-desk support. The terms of the maintenance agreements vary with each customer but maintenance is generally sold for a twelve-month period, with renewals occurring annually, based on renewal rates stated in the original contract. For contracts that include off-the-shelf software and maintenance or other services, we assign part of the contract value to each element of the contract based on its relative fair value and recognize revenues for the license fee once the software has been delivered. Maintenance revenues are recognized ratably over the maintenance period and service revenues are recognized as services are delivered.

Additionally, we enter into contracts with customers that do not include the sale or integration of software. These contracts include services such as general consulting or training and are typically performed on a time-and-materials or cost-reimbursable basis. When such contracts are performed on a fixed-price basis, we recognize revenue as earned when services are performed and are contractually billable.

Some of our contracts relate to systems that we implement and host for customers. Revenues are recognized on these contracts in accordance with the contractual terms on a straight-line or transaction-volume basis, as appropriate.

On all of our contracts, expense reimbursements, including those relating to travel and out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses are included in cost of revenues.

Operating Expenses and Gains
 Our major types of operating expenses comprise the following:

•	Cost of Revenues includes direct expenses to provide products and services to our customers such as compensation costs, travel and out-of-pocket expenses, costs for subcontractors, amortization of purchased and developed software for external sale to customers, product support and maintenance costs.

•	Selling, General and Administrative (“SG&A”) includes expenses not directly related to the delivery of products or services such as compensation for support personnel, costs for information systems, selling and marketing expenses, recruiting and training expenses, depreciation expense, and amortization expense for internal-use software. Prior to January 1, 2002 the amortization of goodwill was also included. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted January 1, 2002, requires the discontinuation of goodwill amortization.

•	Research and Development includes expenses incurred as part of the software development cycle that are not capitalized.

•	Restructuring Charge includes expenses associated with employee severance and abandoned facilities.

•	Software Asset Impairments include significant expenses associated with the write-down of certain software assets to net realizable value.

•	Gain on Sale of Utilities Practice includes the proceeds, net of expenses, from the sale of our global utilities practice in line with our strategy to exit non-core businesses.

•	Contract Litigation Settlement Expense (Income) in 2003 includes costs, offset by insurance recovery income, associated with the settlement of litigation with the Federal Retirement Thrift Investment Board. In 2001, it included income, net of costs, due to an insurance recovery related to resolved litigation with the State of Mississippi.

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

Loss on Equity Investments
 Loss on equity investments reflects our share, during 2001, as a joint venture investor, in the operating results of Competix, Inc.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Critical accounting policies and estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Application of these policies and estimates is particularly important to the portrayal of our financial condition and results of operations. Accounting policies and estimates that management believes are most critical to our financial condition and operating results pertain to revenue recognition, net realizable value of software and other intangible assets, income taxes, the valuation of accounts receivable, restructuring cost estimates and variable compensation. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

Revenue Recognition
 Essentially all of our revenues are generated from contractual arrangements, some of which are complex in nature. Many of these contracts require significant revenue recognition judgments, particularly in the areas of progress towards completion, multiple-element arrangements and, primarily with respect to our benefits-funded contracts, collectibility. Sales to our customers are generally contracted on a fixed-price, time-and-materials or cost-reimbursable basis. Revenues on fixed-price contracts are recognized using the percentage-of-completion basis of accounting based on the percentage of costs incurred in relation to total estimated costs to be incurred over the duration of the contract. For the year ended December 31, 2003, approximately 43% of revenues were derived from fixed-price contracts.

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

In using the percentage-of-completion basis of accounting for our fixed-price, including benefits-funded, contracts, we make important judgments in estimating total costs to complete the contracts in determining revenue recognition. These judgments underlie our determinations regarding percent complete, revenues earned, and contract profitability. Therefore, these estimates are continually reviewed during the term of the contract and may result in our revision of recognized revenues in the period in which changes in circumstances are identified. Circumstances that may result in changes to recognized revenues include changes in estimates of costs required to complete an engagement, changes in staffing mix and changes in customer participation, as well as other factors.

Net Realizable Value of Software and Other Intangible Assets
 We develop software for external sale and capitalize the associated software development costs once technological feasibility has been established. On a quarterly basis, we evaluate the net realizable value of capitalized software using the estimated, undiscounted, net cash flows of the underlying products. Asset balances that exceed the expected net realizable value are written-off as Software Asset Impairments.

We also assess our long-lived intangible assets, which primarily consist of customer contracts and relationships associated with Vredenburg and Proponix, by a comparison of the carrying amount to the undiscounted cash flows expected to be generated by the assets. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value. In recording the intangible assets associated with Vredenburg and Proponix, we employed an independent third party to perform a valuation analysis.

Income Taxes
 Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgments. As a global company with subsidiaries worldwide, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. Changes in the geographic mix or estimated levels of annual pre-tax income can affect the overall effective tax rate.

Valuation of Accounts Receivable
 We regularly review accounts receivable to assess collectibility. We provide valuation reserves for bad debts based on specific identification of likely and probable losses and an analysis of historical experience. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our customers’ liquidity and credit quality and the effectiveness of our collection efforts.

Restructuring Cost Estimates
 In evaluating the costs associated with our restructuring programs, we use estimates related to the timing and amounts of anticipated subtenant rental payments associated with the restructuring plan. These estimates are based on our knowledge of the associated real estate market conditions where such facilities are located. We employ experts in the industry and rely on external experts in making such estimates.

Variable Compensation
 Variable compensation is a significant discretionary expense that is highly dependent on management estimates and judgments, particularly at each interim reporting date. In arriving at the amount of expense to recognize, we make judgments and reasonable estimates using all significant information available. Expenses accrued for variable compensation are based on actual quarterly and annual performance versus plan targets and other factors. Amounts accrued are subject to change in future periods until annual results are finalized. At December 31, 2003, we did not record an accrual for variable compensation. At December 31, 2002, we had recorded an accrual of $7.9 million, which was paid in 2003.

HISTORICAL RESULTS OF OPERATIONS

The following table sets forth the unaudited percentage of revenues represented by items in our consolidated statements of operations for the periods presented. Certain amounts reported in previous years have been reclassified to conform to the 2003 presentation.

	Years Ended December 31,
	2003	2002	2001
REVENUES	100%	100%	100%

EXPENSES:
Cost of Revenues	62.5%	59.0%	61.1%
Selling, General and Administrative	32.4%	32.0%	30.3%
Research and Development	1.4%	2.5%	1.8%
Restructuring Charge	2.6%	2.2%	5.1%
Software Asset Impairments	1.0%	2.0%	2.5%
Gain on Sale of Utilities Practice	—	(2.0)%	—
Contract Litigation Settlement Expense (Income)	4.5%	—	(3.5)%

(LOSS) INCOME FROM OPERATIONS	(4.4)%	4.3%	2.7%

OTHER (INCOME) EXPENSE, NET:
Interest Expense	0.1%	n/m	0.4%
Other Income	(0.1)%	n/m	(0.2)%
Loss on Equity Investments	—	—	0.2%

(LOSS) INCOME BEFORE INCOME TAXES	(4.4)%	4.3%	2.3%

INCOME TAX (BENEFIT) EXPENSE	(1.7)%	1.4%	1.0%

NET (LOSS) INCOME	(2.7)%	2.9%	1.3%

n/m = not meaningful

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues
 Revenues for 2003 decreased $25.1 million, or 2.5%, compared to 2002. Revenues with U.S. customers declined 2.7% to $831.0 million, while revenues from international customers dropped 1.5% to $130.6 million. Revenues with international customers are primarily from work with customers in the Communications, Media and Entertainment and Financial Services Institutions target markets across Europe, Canada, Australia and the Pacific Rim. Business with international customers represented 13.6% and 13.4% of our total revenues in 2003 and 2002, respectively.

The following table summarizes our revenues by target market (in millions) and the respective percentages of revenues:

	Year Ended December 31, 2003		Year Ended December 31, 2002		Year Over Year Change
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Federal Government Agencies	$377.8	39.3%	$343.3	34.8%	$34.5	10.0%

State and Local Governments	260.9	27.1%	272.8	27.6%	(11.9)	(4.4)%

Communications, Media and Entertainment	174.9	18.2%	193.3	19.6%	(18.4)	(9.5)%

Financial Services Institutions	121.6	12.7%	121.6	12.3%	n/m	n/m

Other Corporate Clients	26.4	2.7%	55.7	5.7%	(29.3)	(52.6)%

Total Revenues	$961.6	100.0%	$986.7	100.0%	$(25.1)	(2.5)%

n/m = not meaningful

Despite the overall decline in revenues from fiscal year 2002 to 2003, revenues in the Federal Government Agencies target market increased by 10.0% from $343.3 million to $377.8 million. The increase was primarily with defense and intelligence customers, including approximately $33.2 million of revenues attributable to Vredenburg, which was acquired effective August 1, 2003. The stability of our revenues from our Federal Government Agencies target market customers also reflected continued defense-related spending for several large-scale implementations of our federal financial management solution Momentum®.

Revenues from State and Local Governments declined $11.9 million, or 4.4%, from fiscal year 2002 to fiscal year 2003. This decrease was due to the economic conditions incurred by the state governments in their fiscal year 2003, which was July 1, 2002 to June 30, 2003. Based on steadily increasing revenues quarter over quarter during our 2003 fiscal year, we anticipate improved conditions in the state governments during 2004.

Revenues from Communications, Media and Entertainment customers decreased by $18.4 million, or 9.5%, in fiscal year 2003 from fiscal year 2002. Overall revenues from U.S. customers represented the majority of this decrease due to continued economic weakness in the telecommunications industry.

Revenues from customers in our Financial Services Institutions target market remained flat in fiscal year 2003 from fiscal year 2002. During fiscal year 2003 we felt the impact of significant merger activity in our financial services customer base and the continued caution in customer spending as impediments to significant growth in this market. Further, in 2003, AMS announced the development of a new comprehensive software offering in the originations area, for which we have received enthusiastic support from customers. However, this has slowed the purchases of our current originations offerings. We continued to take advantage of our market leading position with our proprietary Creditline products through upgrades, follow-on and cross-selling to existing customers, sales to new customers, and recurring maintenance revenues. Overall, our credit solutions offerings contributed over half of our 2003 Financial Services Institutions target market revenues with two newer focus areas, CRM and Proponix, also contributing significantly. The new Proponix offering is a managed services offering in the trade services area. We expect Proponix to bring an annuity revenue stream from this market.

Revenues from Other Corporate Clients declined $29.3 million, or 52.6% in fiscal year 2003 primarily due to the sale of our utilities practice in the fourth quarter of 2002.

Operating Expenses

Operating expenses in 2003 were approximately $1.0 billion, an increase of $59.7 million, or 6.3%, from 2002. During 2003 and 2002, we recorded significant charges for restructuring ($24.8 million in 2003 and $22.1 million in 2002) and software asset impairments ($9.6 million in 2003 and $19.6 million in 2002) and in 2003 we recorded a significant charge, $43.5 million, for a contract litigation settlement. In 2002, we recorded a significant gain, $19.9 million, on the sale of our utilities practice. Excluding these items, operating expenses as a percentage of revenues were 96.3% in 2003 and 93.5% in 2002 and operating margins were 3.7% in 2003 and 6.5% in 2002. We believe our presentation of operating profit margins excluding the above items is useful in evaluating our ongoing business. In both bidding for new contracts and performing existing contracts, management closely monitors operating profit margins (revenues received from contracts minus operating expenses excluding the above charges as a percentage of revenues). To management, this best presents the economic performance of the ongoing fundamental business of AMS. In computing operating profit margins for internal analysis, we exclude significant episodic costs, such as severance costs, which are not related to the staff, facilities and other costs that are required to perform the contracts from which revenues are received in the given period.

Cost of Revenues
 Cost of revenues was $601.2 million in 2003, an increase of $19.2 million, or 3.3%, compared with 2002. Cost of revenues as a percentage of revenues increased from 59.0% in fiscal year 2002 to 62.5% in 2003. The overall increase in cost of revenues as a percentage of revenues is due to many factors primarily associated with certain customer projects. Margin declines were experienced with customers in several target markets including Federal Government Agencies, State and Local Governments and Financial Services Institutions.

The margin decline in the Federal Government Agencies target market primarily was related to a loss during 2003 of approximately $3.6 million, including the recognition of a forward loss reserve on one fixed-price project where we are developing and installing new technology as part of the customer engagement. We expect this technology to provide future benefit to AMS as we sell and install it for additional customers. The margin decline experienced with customers in our State and Local Governments target market primarily related to pricing pressure due to an overall economic slow-down in the economy. In addition, we incurred a higher level of costs during 2003 associated with delivery of new web-based technology to certain customers in the State and Local Governments target market.

The margin decline with customers in the Financial Services Institutions target market primarily was due to on-going work with several customers at slightly lower margins in 2003. The lower margins were due to a higher use of subcontractors as well as work with one customer associated with new software development that provides future value to AMS. In addition, we incurred start-up costs during 2003 associated with our Proponix managed services offering for processing trade letters of credit within our Financial Services Institutions customer base. The negative margin impact of this new offering is expected to decline as additional customers are added to our portfolio.

Finally, during 2002, revenues of approximately $6 million were recorded for which there were no concurrent period costs. These revenues included a recovery of unrecorded revenues from work performed as a subcontractor in prior years that was originally uncollectible due to termination of the prime contractor by the ultimate customer.

Selling, General and Administrative
 SG&A expenses were $311.9 million in 2003, a decrease of $3.9 million, or 1.2%, compared with 2002 and roughly the same as a percentage of revenues for both 2002 and 2003. The decline primarily was attributable to reductions in unit management costs of approximately $10.2 million resulting from our restructuring activities and a decrease in variable compensation of $6.8 million. The decline was partially offset by increased commissions and business development costs of approximately $7.6 million which generally precede the revenues generated by the new business, increased recruiting expenses of $4.5 million and third-party consulting costs of $1.7 million.

Research and Development
 Research and development expenses were $13.0 million in 2003, a decrease of $11.8 million, or 47.4% over 2002 and a decrease as a percentage of revenues from 2.5% in 2002 to 1.4% in 2003. This decrease mainly was due to the transition of certain product development costs from expensed to capitalized development based on the product lifecycle. These included our Momentum® product for our Federal Government Agencies target market, CACS® for the Communications, Media and Entertainment target market, AMS Advantage® for the State and Local Governments target market and other internal development projects. In addition, expenses associated with additional development for our customer care and billing software system, Tapestry®, declined during 2003.

Restructuring Charge
 In a continuing effort to rebalance and match our workforce with market conditions and to account for associated excess space, we recorded a $24.8 million restructuring charge in 2003, representing 2.6% of revenues. The charge included $18.0 million for severance and severance-related costs. The severance costs primarily relate to a reduction in senior level staff and management positions. In total, 241 employees in the U.S. and Europe were included in the charge. The charge included $6.7 million for facilities related accruals, $3.3 million of which related to changes in estimates associated with our liability for the closure and consolidation of facilities, primarily attributable to the continuation of depressed real estate market conditions and the timing of anticipated subtenant rental agreements. Restructuring costs were $22.1 million for 2002 or 2.2% of revenues. The total charge included $17.0 million for severance and severance-related costs and $5.0 million for excess facility capacity.

Software Asset Impairments
 Software Asset Impairments were $9.6 million in 2003 compared to $19.6 million in 2002. The $9.6 million charge for fiscal year 2003 represented the write-down of certain purchased and internally developed assets that were not expected to provide future value. The entire $19.6 million charge in 2002 was for the write-down of software assets related to our large-scale, enterprise-wide telecommunications billing system, Tapestry, based on a significant decline in spending in the Communications, Media and Entertainment target market which indicated the asset’s net realizable value was less than its carrying value. The remaining book value of the Tapestry asset was $6.9 million as of December 31, 2003 and is expected to be recovered from existing customer commitments.

Contract Litigation Settlement
 Of the net $43.5 million contract litigation settlement charge for fiscal year 2003, $45.5 million related to our agreement with the United States and the Federal Retirement Thrift Investment Board (the “Thrift Board”) to settle all outstanding litigation and claims from a contract dispute. The Thrift Board also agreed to a no-fault termination of the contract. Under the terms of the settlement agreement, the Thrift Board agreed to pay us $10.0 million for work performed under the contract, for which payment remained outstanding and the remaining $30.5 million contract receivable was written off. In addition, we agreed to pay the Thrift Board

$15.0 million as a partial reimbursement of the $31.0 million we had previously received for work performed under the contract. This $45.5 million charge was partially offset by a $2 million insurance recovery received in the fourth quarter of 2003.

Interest Expense
 Interest expense, net of interest income, increased $1.0 million from 2002 to 2003 primarily due to $1.5 million of interest income recorded in 2002 attributable to amended prior years’ Federal income tax returns claiming additional research and experimentation tax credits. In addition, we recorded $0.5 million more expense for deferred fees on our line of credit in 2003 than in 2002. These increases were offset by lower interest expense of $0.6 million in 2003 associated with our deferred compensation program.

Other Income
 Other income increased $1.2 million in 2003 over 2002. This increase was due to the net effect of changes in the cash surrender value of company-owned life insurance and the related premium expense. In 2003, the increase in the cash surrender value was greater than the premium expense.

Income Taxes
 Our effective company-wide income tax rate increased to 38.1% for 2003 from 33.0% for 2002. The increase was attributable to expected refunds recorded in 2002 on prior years’ Federal income tax returns as a result of additional research and experimentation tax credits. We estimate our effective tax rate for 2004 will be approximately 41%.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues
 Revenues for 2002 were $986.7 million, a decrease of $196.6 million, or 16.6%, compared to 2001. Revenues with U.S. customers declined 14.0% to $854.1 million, while revenues from international customers dropped 30.0% to $132.6 million. Revenues with international customers are primarily composed of work with customers in the Communications, Media and Entertainment and Financial Services Institutions target markets across Europe, Asia and the Pacific Rim. This decline internationally is consistent with the decline in IT spending in those industries overall. Business with international customers represented 13.4% and 16.0% of our total revenues in 2002 and 2001, respectively.

The following table summarizes our revenues by target market (in millions) and the respective percentages of revenues.

	Year Ended		Year Ended		Year Over Year
	December 31, 2002		December 31, 2001		Change
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Federal Government Agencies	$343.3	34.8%	$342.4	28.9%	$0.9	0.3%

State and Local Governments	272.8	27.6%	294.1	24.9%	(21.3)	(7.3)%

Communications, Media and Entertainment	193.3	19.6%	318.0	26.9%	(124.7)	(39.2)%

Financial Services Institutions	121.6	12.3%	167.4	14.1%	(45.8)	(27.4)%

Other Corporate Clients	55.7	5.7%	61.4	5.2%	(5.7)	(9.3)%

Total Revenues	$986.7	100.0%	$1,183.3	100.0%	$(196.6)	(16.6)%

As a result of the difficult economic and uncertain political environment, our revenues declined in 2002. With the exception of the Federal Government Agencies target market, revenues declined in all of our target markets. The revenue growth in the Federal Government Agencies target market reflected increased defense-related spending and several large-scale implementations of our federal financial management solution Momentum. All other target markets declined from the same period of the prior year as customers reduced or deferred their spending on IT and consulting services due to the slowdown in the economy. Due to the global economic weakening in the telecommunications industry, our Communications, Media and Entertainment target market experienced the most significant decline, decreasing $124.7 million, or 39.2%, from 2001 to 2002. Our Financial Services Institutions and State and Local Governments target markets represented $45.8 million and $21.3 million, respectively, of our revenues decline from 2001 to 2002. For 2002, the portion of our total revenues derived from our Federal Government Agencies and State and Local Governments target markets (collectively referred to as Public Sector) was 62.4% in 2002 and 53.8% in 2001. Our Communications, Media and Entertainment and Financial Services Institutions target markets accounted for 19.6% and 12.3%, respectively, of our total 2002 revenues. Approximately 85% of our consolidated revenues came from customers with whom we had performed work previously.

Operating Expenses
 Operating expenses in 2002 were $944.2 million, a decrease of $207.3 million, or 18%, from 2001. As a percentage of revenues, operating expenses decreased from 97.3% in 2001 to 95.7% in 2002. During 2001 and 2002, we recorded significant charges for restructuring and software asset impairments and recorded gains on the sale of our utilities practice (2002) and a contract litigation settlement (2001). Excluding these items, operating expenses as a percentage of revenues were 93.5% in 2002 and 93.2% in 2001.

Cost of Revenues
 Cost of revenues was $582.0 million in 2002, a decrease of $140.5 million, or 19.4%, compared with 2001. Cost of revenues declined due to the reduction of project work for customers attributed to the slowdown in the global economy and IT spending in particular. As a percentage of revenues, cost of revenues was 59.0% in 2002 versus 61.1% in 2001. During 2002, as a result of our evaluation of outstanding receivables at December 31, 2002, we recorded $8.7 million less to bad debt expense in comparison to 2001. This decrease was related to the overall improvement in the status and estimated collectibility of our receivables. The 2002 decrease in cost of revenues was consistent with the overall decline in revenues and was due in part to an overall reduction in variable compensation of $9.2 million compared to 2001. In 2001, cost of revenues included a $5.3 million loss reserve in connection with certain customer engagements while 2002 included none. These decreases partially were offset by increased amortization expense of $3.9 million from 2001 to 2002 for purchased software.

Selling, General and Administrative
 SG&A expenses were $315.7 million in 2002, a decrease of $42.9 million, or 12.0%, compared with 2001 and an increase as a percentage of revenues from 30.3% for 2001 to 32.0% for 2002. The decline in SG&A expenses primarily was attributable to reductions in variable compensation and other staff-related expenses due to our reduced headcount and cost management efforts throughout 2002. The decline was offset in part by higher insurance costs, increased business development expenses attributable to our investment in a new sales force, and $1.9 million of consulting fees related to the analysis and preparation of amended Federal income tax returns for the years 1996 through 2000.

Research and Development
 Research and development expenses were $24.8 million in 2002, an increase of $3.0 million, or 13.6%, over 2001 and an increase as a percentage of revenues from 1.8% in 2001 to 2.5% in 2002. This increase mainly was due to the inclusion of $6.7 million of expenses, beginning in the second quarter of 2002, to support our customer care and billing software system, Tapestry. The increase was offset in part by the transition of several projects from research and development to capitalized development.

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

Software Asset Impairments
 Software asset impairments were $19.6 million in 2002 compared to $29.8 million in 2001. The entire $19.6 million charge in 2002 and $19.2 million of the charge in 2001 was for the write-down of software assets related to our large-scale, enterprise-wide telecommunications billing system, Tapestry. A significant decline in spending in the Communications, Media and Entertainment target market indicated the asset’s net realizable value was less than its carrying value. The remaining book value of the Tapestry asset was $11.3 million as of December 31, 2002. In addition, in 2001, we recorded a $10.6 million charge related to a decline in expected net realizable values of certain other software assets, as well as for software that no longer fit our business strategies.

Gain on Sale of Utilities Practice
 In 2002, we sold our global utilities practice for a net gain of $19.9 million. The divestiture was in line with our strategy to exit non-core businesses and generate capital to invest in areas of strategic focus. The assets sold were limited to contracts, certain intellectual property rights, accounts receivable and a negotiated transfer of certain key employees.

Contract Litigation Settlement
 Contract litigation settlement income was $41.0 million in 2001. This represented an insurance recovery received, net of costs, resulting from the Company’s resolution of its dispute with National Union Fire Insurance Company described in Note 18 of the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Interest Expense
 Interest expense, net of interest income, decreased $4.3 million, or 92.2%, from 2001 to 2002 due to lower interest expense because we had no outstanding borrowings under our credit facility or former term loan agreements during 2002. Net interest expense for 2002 included $1.5 million of interest income attributable to amended prior years’ Federal income tax returns claiming additional research and experimentation tax credits. The $1.5 million of interest income was offset by interest expense related to our deferred compensation program.

Other Income
 Other income was insignificant in 2002 compared to $2.8 million in 2001. The decline was due to the absence in 2002 of gains on life insurance policies of $1.4 million and gains on the disposition of space leases of $1.4 million that were included in other income in 2001.

Income Taxes
 Our effective company-wide income tax rate decreased from 41.0% for 2001 to 33.0% for 2002. The decline was attributable to expected refunds on prior years’ Federal income tax returns as a result of additional research and experimentation tax credits.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, our capital resources were composed of $62.3 million of cash and cash equivalents and our $200 million bank credit facility, which was reduced by $0.3 million of outstanding letters of credit. Primarily as a result of the charges taken during the second quarter of 2003, our aggregate borrowings available under our credit facility are limited to approximately $159 million. We expect that, beyond the second quarter of 2004, full availability of the credit facility will be restored.

Cash Flows for the Twelve Months Ended December 31, 2003 and 2002

	For the Twelve Months Ended December 31,
(In millions)	2003	2002	Change
Cash provided by operating activities	$12.9	$106.2	$(93.3)
Cash used in investing activities	$(95.5)	$(32.7)	$(62.8)
Cash (used in) provided by financing activities	$(0.9)	$5.2	$(6.1)

Cash provided by operating activities was $12.9 million for the twelve months ended December 31, 2003 compared with $106.2 million for the twelve months ended December 31, 2002. The $93.3 million decline in operating cash flows primarily was related to a decrease in collections from customers. This is evidenced by the cash outflow in accounts receivable of $24.4 million during the year ended December 31, 2003 as compared to the cash provided by accounts receivable of $41.6 million during 2002. This decrease in collections was partially attributable to a decline in revenues of $25.1 million for the year ended December 31, 2003 as compared with December 31, 2002 as well as an increase in the number of customers, predominantly in our State and Local Governments target market, which pay us between 30 and 90 days as they practice tighter cash management policies. At December 31, 2003, our days’ sales outstanding (“DSO”) was 91 days compared to DSO of 81 days at December 31, 2002. Also contributing to the decline in cash provided by operations was $15.0 million paid to the Thrift Board as a result of the settlement reached in June of 2003. This was partially offset by $10.0 million received from the Thrift Board as compensation for work performed under the contract and a $2.0 million receipt in the fourth quarter from one of our insurers for its portion of our coverage. In addition, we paid greater distributions in 2003 than in 2002 from our executive deferred compensation plan related to restructuring activities that took place in 2003.

These decreases in cash flows were partially offset by lower cash payments for the year ended December 31, 2003 as compared to 2002 for restructuring activities, income taxes due to the net loss in 2003, and more cash received in advance of revenues recognized primarily as a result of payments received from the California Department of Child Support Services.

Net cash used in investing activities for the twelve months ended December 31, 2003 increased $62.8 million over the comparable period in 2002 due to $44.9 million (net of cash acquired) used to acquire Vredenburg and $26.3 million more cash used in 2003 to purchase and develop our software than in 2002. This additional cash used in software development in 2003 primarily was related to upgrading and replatforming our core software offerings to maintain their marketability in web and java-based environments. These uses of cash were offset by $5.2 million more cash received during 2003 from the collapse of our company-owned life insurance policies to fund the deferred compensation distributions reported in operating cash flows.

Cash used in financing activities was $0.9 million for the twelve months ended December 31, 2003 compared to cash provided by financing activities of $5.2 million for the twelve months ended December 31, 2002. During the twelve months ended December 31, 2003, we paid $5.0 million for shares repurchased primarily on the open market under AMS’s stock repurchase program. We did not repurchase any shares on the open market during 2002. During 2003, we paid $2.7 million for debt acquired as part of the acquisition of Vredenburg. In addition, proceeds from common stock options exercised provided only $2.2 million for the twelve months ended December 31, 2003 whereas proceeds from common stock options exercised during the same period in 2002 were $3.7 million. Cash from the Employee Stock Purchase Plan was consistent between the years and provided $4.6 million in 2003 compared to $4.4 million in 2002.

Capital Resources and Requirements
Our cash position remains strong. During 2003, key investments and initiatives in developing the sales and marketing culture, in achieving a complete refresh of the product portfolio, in rebalancing the workforce, and in funding the Vredenburg acquisition all have been achieved out of internal cash resources. The demand on cash to fund our investment in capitalized software has peaked and will trend down during 2004.

Our ongoing capital needs depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from earnings. During 2002 and throughout 2003, we have been able to fund our capital expenditures, acquisition costs, and operating activities utilizing our cash generated from operations. Our ability to generate earnings is dependent on, but not limited to, the amount of revenues that we are able to generate from our customers, the amount of operating expenses required to provide our services, and the effect of exchange rate changes on our cash balances. To the extent that we generate insufficient cash flow from our operating activities, we may be required to utilize our bank credit facility as an alternative source of funding.

With respect to our current capital plan, we anticipate expenditures on product development to be slightly lower in the first quarter of 2004 and to decrease substantially throughout the latter half of 2004, including the impact of a planned internal system replacement. We intend to hold capital expenditures for all of 2004 at approximately 5 percent of revenues. We plan to achieve this goal by curtailing our rate of investment in product upgrade initiatives, and by combining software development and support across AMS during the first half of 2004. We also plan to decrease the cost of development by using our new facility in Krakow, Poland.

Bank Credit Facility

In addition to our cash balance of $62.3 million at December 31, 2003, we have a $200 million unsecured revolving bank credit agreement with a group of lenders. This credit facility was increased effective September 26, 2003 by $40 million from its previous limit of $160 million. This credit facility is available for working capital borrowings, capital expenditures, acquisitions and other corporate purposes. During 2002, we had an unsecured revolving credit facility with a group of lenders that provided borrowing capacity not to exceed $120 million, under which no borrowings were outstanding during 2002. This facility was replaced on November 13, 2002, with the new three-year unsecured revolving bank credit agreement. At December 31, 2003, no borrowings were outstanding under our $200 million bank credit agreement and availability was reduced by $0.3 million of outstanding letters of credit.

We may borrow funds under the new bank credit agreement in the approved currencies, subject to certain minimum amounts per borrowing. Interest rates on such borrowings will generally range from LIBOR plus 1.13% to 1.75% per annum, depending on our debt-to-EBITDA ratio, as defined in the agreement. We are required to pay a facility fee ranging from 0.50% to 0.65% per annum on the total facility based on our debt-to-EBITDA ratio.

Our $200 million revolving credit facility includes negative covenants, including, but not limited to, covenants limiting our ability to create or incur liens, make certain investments, incur certain indebtedness, undergo fundamental changes, make certain dispositions, make acquisitions not related to our lines of business, pay dividends, or repurchase stock in excess of specified thresholds. The credit agreement also contains certain affirmative covenants and financial covenants including a minimum consolidated net worth, a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio. Certain provisions of the credit agreement also restrict the amount of available borrowings based on the total EBITDA, as defined in the agreement, for the trailing four quarters. Based on the provisions of the agreement, the aggregate borrowings are limited to approximately $159 million. Our bank credit agreement expires on November 13, 2005. At December 31, 2003, we complied with all covenants included in the credit facilities.

Contractual Obligations

As of December 31, 2003, we had the following obligations and commitments to make future payments:

	Payments due by period (in millions)
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Leases (1)	$235.8	$57.2	$80.7	$56.4	$41.5
Purchase Obligations (2)	1.3	1.3	—	—	—
Deferred Compensation (3)	24.6	16.5	—	—	8.1
Acquisition Earn-Outs (4)	3.9	—	3.9	—	—
Other Long-Term Liabilities (5)	2.1	—	1.0	—	1.1

Total	$267.7	$75.0	$85.6	$56.4	$50.7

(1)	Includes $26.2 million recorded as a restructuring liability as of December 31, 2003. See Note 18 in Item 8 of this filing for additional information.
(2)	Amount represents various purchase commitments at December 31, 2003 primarily for computer and other equipment.
(3)	Liability is for executive deferred compensation program. See Note 16 in Item 8 of this filing for additional information.
(4)	Amount represents Synergy purchase price payment. See Note 16 in Item 8 of this filing for additional information.
(5)	Amounts represent noncurrent portion of Vredenburg management retention agreements (1-3 year portion) and remainder primarily represents other lessee security deposits (more than 5 year portion). See Note 16 in Item 8 of this filing for additional information.

Off-Balance Sheet Arrangements

We enter into licensing arrangements with our customers for the rights to use intellectual property that include a commitment to indemnify the licensee against liability and damages arising from any third-party claims of patent, copyright, trademark or trade secret infringement. AMS cannot determine or predict the maximum amount of potential future payments under this type of indemnification because we would not have adequate information about the nature and scope of any such claim until a claim has been submitted to us. Third-party claims are subject to contest by AMS and dispute resolution procedures specified in the particular contract and payment by AMS under such indemnification clauses is generally conditional on the claim. AMS also is a party to agreements under which directors and certain executive officers of AMS would be indemnified for actions taken or omitted to be taken in connection with the performance of their duties as directors or officers, as applicable. We purchase insurance policies related to our directors’ and officers’ actions in order to mitigate this risk. As of December 31, 2003, we were not aware of any indemnification agreements that would require material payments.

Significant Customer Receivables

We enter into large, long-term contracts and maintain significant receivable balances with certain customers. At December 31, 2003 and 2002, we had three customer receivable balances which individually represented greater than 10% of our reported accounts receivable balance. These customers include departments and agencies of the U.S. Federal Government and two other state and local governments. These three customers’ balances, over several contracts, represented approximately 62.1% and 63.5% of accounts receivable at December 31, 2003 and 2002, respectively. At December 31, 2002, we had approximately $40.5 million outstanding, classified as a long-term contract receivable in Other Assets, under a predominantly cost-plus incentive fee contract with the Thrift Board. This balance was no longer outstanding as of December 31, 2003. See Part I, Item 3, Legal Proceedings of this Form 10K, for a discussion of the resolved litigation involving the Thrift Board.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This Statement requires that costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. Those costs include one-time employee termination benefits, lease termination costs and costs to consolidate facilities or relocate employees. This Statement was effective for exit or disposal activities initiated after December 31, 2002. AMS applied the provisions of SFAS 146 to activities initiated during 2003 included with our restructuring charge for the year ended December 31, 2003. The application of SFAS 146 did not represent a material change in the accounting for restructuring costs when compared to the charges taken during 2002 and 2001.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our financial statements.

In November 2002, the Emerging Issues Task Force issued a final consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). In an arrangement with multiple deliverables, EITF 00-21 provides guidance on how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and how the arrangement consideration should be allocated among the separate units of accounting. To the extent that a multiple-deliverable arrangement or deliverable(s) in a multiple-deliverable arrangement are within the scope of higher-level authoritative literature, EITF 00-21 does not apply. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant effect on our financial statements.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities – an interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 requires an enterprise to consolidate a variable interest entity (“VIE”) if it has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. The provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. FIN 46 is effective for the first reporting period ending after December 15, 2003. AMS does not currently have any VIEs. Consequently, the adoption of FIN 46 had no impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June

30, 2003. The adoption of SFAS 149 did not have a material effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) and not as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective beginning July 1, 2003. The adoption of SFAS 150 did not have a material effect on our financial statements.

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

Foreign Currency Risk

We conduct our business in several currencies and therefore are exposed to foreign currency risk in the ordinary course of business. Approximately 13.6% of our total revenues in 2003, 13.4% in 2002, and 16.0% in 2001 were derived from international customers. Our practice is to negotiate contracts in the same currency in which the predominant expenses are incurred, thereby mitigating the exposure to foreign currency exchange fluctuations. It is not possible to accomplish this in all cases; thus, there is some risk that profits will be affected by foreign currency exchange fluctuations. Our primary foreign currency exposures as of December 31, 2003 and 2002 included the Euro and British Pound. In a further effort to mitigate foreign currency exchange risk, we have established a notional cash pool with a European bank. This arrangement allows us to better utilize our cash resources among our subsidiaries, thereby mitigating foreign currency conversion risks.

In the past, AMS has employed limited hedging of intercompany transactions through derivative instruments (foreign currency swap contracts); however, as of December 31, 2003, we had no such outstanding derivative contracts. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of a hypothetical 10% change in the value of foreign currencies, assuming no change in interest rates. As of December 31, 2003 and 2002, the result of a uniform 10% decrease in the values of foreign currency exchange rates against the U.S. dollar for intercompany exposures with all other variables held constant would result in a decrease in the fair value of our foreign currency-denominated operating revenues and expenses of $0.4 million and $0.5 million, respectively.

Interest Rate Risk

Our earnings are affected by changes in interest rates due to the impact those changes have on our interest income from cash and short-term investments and interest expense related to our deferred compensation liability or any borrowings. The interest rate risk associated with our investing activities at December 31, 2003 and 2002 is immaterial in relation to our consolidated financial position, results of operations and cash flows. We have not used derivative instruments to alter the interest rate characteristics of our investment holdings, deferred compensation liability or borrowings.

Marketable Securities Risk

Our earnings are affected by changes in the market value of our company-owned life insurance. As of December 31, 2003, we owned some fixed-income policies for which market risk exposure was low. These policies were cancelled and the cash value was received in the first quarter of 2004. As of December 31, 2002, the effect of a hypothetical 10% decrease in the market would have resulted in a decrease in other income of $1.0 million. We have not used derivative instruments to alter the portfolio characteristics of our marketable securities in our company-owned life insurance policies.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
American Management Systems, Incorporated
Fairfax, Virginia

We have audited the accompanying consolidated balance sheets of American Management Systems, Incorporated and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity, cash flows, and comprehensive (loss) income for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Management Systems, Incorporated and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

McLean, Virginia
March 10, 2004

American Management Systems, Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

Years Ended December 31,	2003	2002	2001

REVENUES	$961,620	$986,695	$1,183,292

EXPENSES:
Cost of Revenues	601,190	581,958	722,488
Selling, General and Administrative	311,857	315,708	358,616
Research and Development	13,039	24,796	21,822
Restructuring Charge	24,785	22,087	59,780
Software Asset Impairments	9,555	19,608	29,822
Gain on Sale of Utilities Practice	—	(19,922)	—
Contract Litigation Settlement Expense (Income)	43,489	—	(41,025)

(LOSS) INCOME FROM OPERATIONS	(42,295)	42,460	31,789

OTHER (INCOME) EXPENSE, NET:
Interest Expense	1,338	363	4,654
Other Income	(1,152)	(2)	(2,807)
Loss on Equity Investments	—	—	3,041

	186	361	4,888

(LOSS) INCOME BEFORE INCOME TAXES	(42,481)	42,099	26,901

INCOME TAX (BENEFIT) EXPENSE	(16,185)	13,893	11,029

NET (LOSS) INCOME	$(26,296)	$28,206	$15,872

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	42,348	42,032	41,642
Diluted	42,348	42,460	41,971

(LOSS) EARNINGS PER SHARE
Basic	$(0.62)	$0.67	$0.38
Diluted	$(0.62)	$0.66	$0.38

See Accompanying Notes to Consolidated Financial Statements.

American Management Systems, Incorporated
CONSOLIDATED BALANCE SHEETS
(In thousands)

December 31,	2003	2002

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$62,338	$136,191
Accounts Receivable, Net	256,840	212,098
Prepaid Expenses and Other Current Assets	41,764	35,126

Total Current Assets	360,942	383,415

NONCURRENT ASSETS:
Property and Equipment (Net of Accumulated Depreciation and Amortization of $50,165 and $44,751)	22,023	24,518
Purchased and Developed Computer Software (Net of Accumulated Amortization of $164,888 and $136,591)	121,414	90,797
Intangible Assets (Net of Accumulated Amortization of $1,077 and $0)	16,270	—
Goodwill, Net	64,271	24,331
Cash Value of Life Insurance	19,288	29,830
Other Assets	7,326	69,605

Total Noncurrent Assets	250,592	239,081

TOTAL ASSETS	$611,534	$622,496

See Accompanying Notes to Consolidated Financial Statements.

American Management Systems, Incorporated
CONSOLIDATED BALANCE SHEETS — continued
(In thousands, except share data)

December 31,	2003	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable	$26,506	$17,118
Accrued Compensation and Related Items	50,558	52,674
Deferred Revenues	29,001	26,115
Deferred Compensation	16,541	12,702
Accrued Liabilities	16,272	14,592
Accrued Restructuring Charge	6,473	7,988
Income Taxes Payable	686	1,061
Deferred Income Taxes	1,735	11,837

Total Current Liabilities	147,772	144,087

NONCURRENT LIABILITIES:
Deferred Compensation and Other Noncurrent Liabilities	14,055	23,662
Deferred Income Taxes	29,829	25,366
Accrued Restructuring Charge	9,844	9,356

Total Noncurrent Liabilities	53,728	58,384

TOTAL LIABILITIES	201,500	202,471

COMMITMENTS AND CONTINGENCIES — See Note 18

STOCKHOLDERS’ EQUITY:
Preferred Stock ($0.10 Par Value; 4,000,000 Shares Authorized, None Issued or Outstanding)	—	—
Common Stock ($0.01 Par Value; 200,000,000 Shares Authorized; 51,057,214 and 51,057,214 Shares Issued; and 42,625,776 and 42,324,218 Shares Outstanding)	510	510
Capital in Excess of Par Value	83,894	80,309
Unearned Compensation	(653)	(2,146)
Retained Earnings	358,767	385,063
Accumulated Other Comprehensive Loss	(1,443)	(14,915)
Treasury Stock, at Cost (8,431,438 and 8,732,996 Shares)	(31,041)	(28,796)

Total Stockholders’ Equity	410,034	420,025

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$611,534	$622,496

See Accompanying Notes to Consolidated Financial Statements.

American Management Systems, Incorporated
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2001, 2002 and 2003
(In thousands)

						Accumulated
	Common		Capital In			Other		Total
	Stock Shares	Common	Excess of	Unearned	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Par Value	Compensation	Earnings	Loss	Stock	Equity

Balance at January 1, 2001	41,528	$510	$91,616	$(5,276)	$340,985	$(18,003)	$(49,424)	$360,408

Exercise of Common Stock Options	168		(2,404)				4,446	2,042
Tax Effect from Exercise of Common Stock Options			129					129
Shares Issued to Directors	4		(28)				95	67
Currency Translation Adjustment						(4,301)		(4,301)
Unearned Compensation on Restricted Stock			2,708	(2,708)				—
Amortization and Forfeitures of Unearned Compensation			(1,199)	3,533				2,334
Common Stock Repurchased	(2)						(42)	(42)
Net Income					15,872			15,872

Balance at December 31, 2001	41,698	510	90,822	(4,451)	356,857	(22,304)	(44,925)	376,509

Exercise of Common Stock Options	228		(2,124)				5,799	3,675
Tax Effect from Exercise of Common Stock Options and Restricted Stock Issuance			(241)					(241)
Shares Issued to Directors	1		(3)				15	12
Currency Translation Adjustment						7,389		7,389
Treasury Stock Issued Under Employee Stock Purchase Plan	331		(3,557)				7,988	4,431
Unearned Compensation on Restricted Stock			1,116	(1,116)				—
Amortization and Forfeitures of Unearned Compensation			(432)	3,421				2,989
Common Stock Repurchased	(152)						(2,945)	(2,945)
Restricted Stock Issued	218		(5,272)				5,272	—
Net Income					28,206			28,206

Balance at December 31, 2002	42,324	510	80,309	(2,146)	385,063	(14,915)	(28,796)	420,025

Exercise of Common Stock Options	177		1,566				651	2,217
Tax Effect from Exercise of Common Stock Options and Restricted Stock Issuance			(502)					(502)
Award and Issuance of Restricted Common Shares to Executive In Lieu of Cash	9		298				32	330
Currency Translation Adjustment						13,472		13,472
Treasury Stock Issued Under Employee Stock Purchase Plan	411		3,107				1,443	4,550
Amortization and Forfeitures of Unearned Compensation			(320)	1,493				1,173
Modification of Stock Options			136					136
Common Stock Repurchased	(406)						(5,071)	(5,071)
Restricted Stock Issued	111		(700)				700	—
Net Loss					(26,296)			(26,296)

Balance at December 31, 2003	42,626	$510	$83,894	$(653)	$358,767	$(1,443)	$(31,041)	$410,034

See Accompanying Notes to Consolidated Financial Statements.

American Management Systems, Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Years Ended December 31,	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(26,296)	$28,206	$15,872
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities
Depreciation	6,852	7,551	8,708
Amortization	34,238	37,218	37,354
Stock Compensation Expense	1,264	3,001	2,400
Loss on Equity Investments	—	—	3,041
Deferred Income Taxes	(8,453)	8,368	(15,649)
Increase in Cash Surrender Value of Life Insurance	(1,251)	(168)	(396)
Loss on Disposal of Assets	481	765	763
Provision for Doubtful Accounts	—	—	7,725
Software Asset Impairments	9,555	19,608	29,822
Contract Litigation Asset Write-off	28,489	—	—
Changes in Assets and Liabilities, Net of Acquisition:
(Increase) Decrease in Accounts Receivable	(24,403)	41,577	19,300
Decrease (Increase) in Prepaid Expenses and Other Assets	10,395	(9,198)	(3,648)
(Decrease) Increase in Accounts Payable and Accrued Liabilities	(1,805)	(490)	5,303
Decrease in Accrued Compensation and Related Items	(16,070)	(2,507)	(20,086)
Increase (Decrease) in Deferred Revenues	2,004	(7,050)	(9,955)
(Decrease) Increase in Accrued Restructuring Charge	(1,027)	(7,181)	24,525
(Decrease) Increase in Income Taxes Payable	(1,098)	(13,474)	7,050

Net Cash Provided by Operating Activities	12,875	106,226	112,129

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(3,617)	(1,273)	(7,373)
Purchase and Development of Computer Software	(54,552)	(28,279)	(30,178)
Acquisition of R.M. Vredenburg & Co., Net of Cash Acquired	(44,947)	—	—
Purchase Price Payments for Synergy Consulting, Inc.	(3,912)	(1,250)	—
Other Assets	11,542	(1,916)	(12,409)

Net Cash Used in Investing Activities	(95,486)	(32,718)	(49,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Borrowings	—	—	41,000
Payments on Borrowings	—	—	(92,482)
Proceeds from Employee Stock Purchase Plan and Common Stock Options Exercised	6,821	8,107	2,170
Payments to Acquire Treasury Stock	(5,071)	(2,948)	(42)
Payments of R.M. Vredenburg & Co. Debt Acquired	(2,660)	—	—

Net Cash (Used in) Provided by Financing Activities	(910)	5,159	(49,354)

Effect of Exchange Rate Changes on Cash	9,668	4,177	(2,689)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(73,853)	82,844	10,126
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	136,191	53,347	43,221

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,338	$136,191	$53,347

See Accompanying Notes to Consolidated Financial Statements.

American Management Systems, Incorporated
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

Years Ended December 31,	2003	2002	2001

NET (LOSS) INCOME	$(26,296)	$28,206	$15,872

OTHER COMPREHENSIVE INCOME (LOSS):
Currency Translation Adjustment	13,472	7,389	(4,301)

COMPREHENSIVE (LOSS) INCOME	$(12,824)	$35,595	$11,571

See Accompanying Notes to Consolidated Financial Statements.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

NOTE 1 — NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

American Management Systems, Incorporated (“AMS” or the “Company”) is a global business and IT consulting firm for governments, financial services and communications industries. Founded in 1970, AMS has extensive long-term relationships with the world’s leading governments and companies. AMS specializes in enterprise resource planning, credit risk management, customer relationship management, and enterprise security. Through business consulting, systems integration and outsourcing, the Company delivers applications and services to create end-to-end solutions. AMS partners with customers of all sizes, integrating ideas and solutions to create value by improving efficiency, enhancing citizen or customer service, reducing costs, and improving accountability and compliance.

A.          Principles of Consolidation

The consolidated financial statements include the accounts of AMS and its wholly-owned subsidiaries. All significant intercompany accounts and transactions relating to these wholly-owned subsidiaries have been eliminated. The equity method of accounting is used for the Company’s investment in Competix, Inc. during 2001 (see Note 3). All other investments are accounted for under the cost method.

B.          Revenue Recognition

Revenues on time-and-materials contracts are recognized to the extent of billable rates times hours delivered plus expenses incurred. Revenues on cost-reimbursable contracts are recognized to the extent of costs incurred plus a proportionate amount of the fee earned. For fixed-price contracts, where we have the ability to produce reasonably dependable estimates regarding revenues and costs, revenues are recognized using the percentage-of-completion basis of accounting based on the percentage of costs incurred in relation to total estimated costs to be incurred. The estimates utilized on these contracts are continually updated during the term of the contract and may result in the Company’s revision of recognized revenues and estimated costs in the period in which they are identified.

Large systems integration projects are generally either fixed-price or time-and-materials contracts that are structured in phases (design, development and implementation) for delivery and contract management purposes. These long-term production-type contracts generally include the delivery of software, integration and customization services, training and maintenance. In accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), when these software licenses require significant production, modification, or customization, the entire arrangement is accounted for in accordance with Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts,” using the relevant guidance in SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Because the arrangement is accounted for under SOP 81-1, the entire contract value is recognized as revenues using the percentage-of-completion basis of accounting.

AMS’s benefits-funded contracts are similar to the Company’s other large systems integration fixed-price contracts, with the exception that the amounts due to the Company are payable from actual monetary benefits derived by the customer. Benefits-funded contracts are used solely in situations where the customer receives tangible and quantifiable monetary benefits directly from the new system and processes implemented by

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

AMS. For these contracts, AMS recognizes revenues only to the extent it can be predicted, with reasonable certainty, that the benefit stream will generate amounts sufficient to fund the value on which revenue recognition is based.

Typically, the Company bundles software licenses with services. When no significant production, modification or customization of the software is required, the Company allocates a portion of the contract value to each element of the contract based on its relative vendor specific objective evidence of fair value (“VSOE”). VSOE for software licenses is established based on standard price lists that are generally adhered to for all such software sales when the software is sold separately. To establish VSOE for services (such as training), the Company uses standard billing rates used when billing customers on a time-and-materials basis. VSOE for maintenance is generally established by the maintenance renewal rate in the contract. Generally, the Company is able to establish VSOE for all elements of the arrangement and bifurcate the contract value accordingly. In these circumstances, revenues are recognized on each element separately. Revenues on software license fees are recognized when a non-cancelable license agreement is in force, the software has been delivered, the license fee is fixed or determinable, and collection is deemed probable. In certain circumstances, the Company may not be able to establish VSOE for the software. In these situations, once the software has been delivered and the only undelivered element is services, the entire contract value is recognized over the service period. The Company is unable to establish VSOE for software it sells as part of a multiple-element arrangement when the software product has not yet been sold separately and a standard price list has not been established. In such circumstances, if VSOE can be established for the undelivered elements in the arrangement (which generally consist of maintenance, training, data conversion or other services), the Company uses the residual method, in accordance with SOP No. 97-2, to determine the value of the software to recognize. When VSOE cannot be established for the undelivered services, after the software has been delivered, the entire contract value is recognized over the service period.

The Company also enters into contracts with customers that do not include the sale or integration of software. These contracts include services such as general consulting or training and are typically performed on a time-and-materials or cost-reimbursable basis. When such contracts are performed on a fixed-price basis, the Company recognizes revenue as earned in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as services are performed and are contractually billable.

Some of the Company’s contracts relate to systems that the Company implements and hosts for its customers. Revenues are recognized on these contracts in accordance with the contractual terms on a straight-line or transaction-volume basis, as appropriate.

Maintenance and product support agreements generally provide for minor programming corrections, new releases and help-desk support. The terms of these agreements may vary with each customer but maintenance and product support are typically sold for a twelve-month period with renewals occurring annually based on renewal rates stated in the original contract. The Company generally invoices and requires the customer to pay in advance of the maintenance period. Prepaid maintenance is deferred and recognized ratably over the maintenance period.

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
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

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

The costs associated with cost-type federal government contracts are subject to audit and adjustment by the U.S. Government. In the opinion of management, no significant adjustments or disallowances of costs are anticipated beyond any such amounts provided for in the consolidated financial statements.

C.          Purchased and Developed Computer Software

AMS develops proprietary software products using either its own funds or on a jointly funded basis with other organizations. These software products are then licensed to customers either as stand-alone applications or as elements of custom-built systems. AMS capitalizes the costs incurred for development of software for external sale after technological feasibility has been established in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. When the software is ready for general release to customers, capitalization ceases and such costs are amortized on a straight-line basis over the estimated economic life, which is generally three to five years. The amortization expense is included in cost of revenues. During 2001, as part of a joint-funding arrangement for certain software, the Company received funds from development partners to defray expenditures of $2,600. No funds from development partners were received in 2003 or 2002.

In accordance with SFAS 86, on a quarterly basis the Company performs net realizable value (“NRV”) analyses on each capitalized software product to ensure that the value of the product meets or exceeds the expected total amount to be capitalized on the development as well as to evaluate the economic life of the product. The NRV analyses consider the expected future sales pipeline and revenue projections associated with the products. When updating the NRV analyses, if the Company notes a change in the expected revenue stream demonstrating declining revenue trends, the Company will either accelerate the amortization or write-off the unamortized software development costs that exceed the expected NRV.

Additionally, AMS develops software for the Company’s internal use and capitalizes these software development costs incurred during the application development stage in accordance with AICPA SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Costs incurred prior to and after this stage are charged to research and development expense. When the software is ready for its intended use, capitalization ceases and such costs are amortized on a straight-line basis over the estimated useful life, which is generally three to five years.

In addition to developing external sale and internal use software, the Company purchases off-the-shelf software for internal use. The Company capitalizes the purchase price and amortizes these costs on a straight-line basis over an estimated useful life of generally three to five years.

AMS expended $64,929 in 2003, $50,975 in 2002, and $48,813 in 2001 on product development, both capital and expensed, associated with owned proprietary software. AMS expended $2,654 in 2003, $2,013 in 2002 and $3,187 in 2001 related to purchased and developed software for internal use. During the first quarter of 2003, in conjunction with restructuring the ownership and operations of Proponix (Canada), Inc. and

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

Proponix (Australia) Pty. Limited (collectively, “Proponix”), the Company recorded a developed computer software asset of $16,140, of which $13,627 was non-cash. Additionally, the Company recorded a developed computer software asset of $2,948 during the third quarter of 2003 in conjunction with the acquisition of 100% of the outstanding common stock of R.M. Vredenburg & Co. (“Vredenburg”). No internal use software assets were recorded in conjunction with the Proponix or Vredenburg transactions.

AMS recorded total amortization expense on purchased and developed computer software of $33,160 in 2003, $37,114 in 2002, and $35,173 in 2001. The portion of this amortization expense relating to purchased and developed software for external sale, reflected in Cost of Revenues, was $28,854, $32,198 and $28,258 in 2003, 2002 and 2001, respectively. The remaining amortization expense, related to software purchased and developed for internal use is recorded in Selling, General and Administrative expenses. Unamortized costs of developed software were $120,328 and $81,051 at December 31, 2003 and 2002, respectively. Unamortized costs of purchased software were $1,086 and $9,746 at December 31, 2003 and 2002, respectively.

D.          Foreign Currency Hedging

From time to time, the Company has entered into foreign exchange contracts as a hedge against market fluctuations. Hedges are established in order to reduce the risk of market fluctuations associated with changes in exchange rates. Market gains and losses are recognized, and are offset by foreign exchange gains and losses on the related hedge transactions. No foreign exchange contracts were outstanding as of December 31, 2003.

E.          Foreign Currency Translation

The results of operations of foreign subsidiaries are translated into U.S. dollars at average monthly exchange rates throughout the year; assets and liabilities are translated at exchange rates prevailing as of the balance sheet date. The resulting translation adjustments, as well as gains and losses on intercompany transactions that are long-term in nature, are shown in the accumulated other comprehensive loss account, a separate component of stockholders’ equity.

F.          Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with original maturities of three months or less.

G.          Concentrations of Credit Risk

Financial instruments, that potentially subject the Company to significant concentrations of credit risk, consist principally of cash investments and accounts receivable. AMS places its cash investments with highly-rated financial institutions and does not limit such investments to any one institution in order to minimize the concentration of the Company’s credit risk.

The Company performs ongoing evaluations of contract performance as well as evaluations of its customers’ financial condition to help ensure collections and to minimize losses. AMS provides valuation reserves for bad debts based on specific identification of likely and probable losses and an analysis of historical experience. These valuation reserves are re-evaluated periodically and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause AMS’s

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

valuation reserves to change include changes in customers’ liquidity and credit quality and the effectiveness of the Company’s collection efforts.

The Company enters into large, long-term contracts and maintains significant receivable balances with certain customers. At December 31, 2003 and 2002, the Company had three receivable balances which individually represented greater than 10% of the reported accounts receivable balance. These customers include departments and agencies of the U.S. Federal Government and two other state and local governments. These three customers, over several contracts, represented approximately 62.1% and 63.5% of accounts receivable at December 31, 2003 and 2002, respectively.

H.          Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recognizes an impairment loss when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated future net cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value. Long-lived tangible and intangible assets primarily include property and equipment and intangible customer contracts and relationships associated with Vredenburg and Proponix. In addition, goodwill is no longer amortized but is subject to an annual impairment review in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (See Note 8).

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

I.          Stock-Based Compensation

At December 31, 2003, the Company accounts for its stock-based compensation plans, using the intrinsic value method in accordance with the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no stock option expense is reflected in net (loss) income (except in two cases where the terms of the original award were modified), as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Expense recorded for restricted stock plans as well as a description of all stock-based compensation plans is described in Note 11. The following table illustrates, in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

December 31,	2003	2002	2001

Net (loss) income, as reported	$(26,296)	$28,206	$15,872

Deduct: Total stock-based employee compensation expense determined under fair value based method for all stock option awards, net of related tax effects	(5,849)	(8,447)	(7,055)

Pro forma net (loss) income	$(32,145)	$19,759	$8,817

(Loss) earnings per share:
Basic — as reported	$(0.62)	$0.67	$0.38
Basic — pro forma	$(0.76)	$0.47	$0.21

Diluted — as reported	$(0.62)	$0.66	$0.38
Diluted — pro forma	$(0.76)	$0.47	$0.21

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. Under the Black-Scholes model, the total value of options granted in 2003, 2002, and 2001 was $11,974, $16,077, and $10,804, respectively. These options would be amortized on a pro-forma basis based on the vesting schedule specified in the option agreement. The fair value of the Company’s stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	2003	2002	2001
Risk-Free Interest Rate	3.0%	4.0%	5.0%
Expected Life (Years)	5	5	6
Expected Volatility	66.0%	66.7%	57.4%
Fair Value of Options Granted	$6.74	$11.22	$9.74

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

J.           Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates for the year in which the differences are expected to reverse.

Deferred income taxes are provided for temporary differences in recognizing certain income, expense, and credit items for financial reporting purposes and tax reporting purposes. Such deferred income taxes primarily relate to the methods of accounting for revenues, capitalized software development costs and restricted stock, the timing of recognition of tax credit carryforwards, and the timing of deductibility of loss carryforwards, certain reserves and accruals for income tax purposes. A valuation allowance is recorded if it is “more likely than not” that some portion or all of a deferred tax asset will not be realized.

K.           Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management’s estimates and assumptions are derived from and continually evaluated based on available information, judgment and experience. Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts reported in the financial statements include, but are not limited to: forecasts of contract costs and progress towards completion used to determine revenue recognition under the percentage-of-completion method, restructuring charges, net realizable values of purchased and developed computer software and other intangible assets, variable compensation, the allowance for doubtful accounts and tax valuation allowances.

L.           New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This Statement requires that costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. Those costs include one-time employee termination benefits, lease termination costs and costs to consolidate facilities or relocate employees. This Statement was effective for exit or disposal activities initiated after December 31, 2002. The Company applied the provisions of SFAS 146 to activities initiated during 2003 included with the Company’s restructuring charge for the year ended December 31, 2003. The application of SFAS 146 did not represent a material change in the accounting for restructuring costs when compared to the charges taken during 2002 and 2001.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. See Note 18 for the Company’s disclosures regarding FIN 45. The adoption of FIN 45 did not have a material effect on the Company’s financial statements.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

In November 2002, the Emerging Issues Task Force issued a final consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). In an arrangement with multiple deliverables, EITF 00-21 provides guidance on how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and how the arrangement consideration should be allocated among the separate units of accounting. To the extent that a multiple-deliverable arrangement or deliverable(s) in a multiple-deliverable arrangement are within the scope of higher-level authoritative literature, EITF 00-21 does not apply. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant effect on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 requires an enterprise to consolidate a variable interest entity (“VIE”) if it has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. The provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. FIN 46 is effective for the first reporting period ending after December 15, 2003. The Company does not currently have any VIEs. Consequently, the adoption of FIN 46 had no impact on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) and not as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective beginning July 1, 2003. The adoption of SFAS 150 did not have a material effect on AMS’s financial statements.

M.          Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the 2003 presentation.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

NOTE 2 — SUBSEQUENT EVENT

On March 10, 2004 the Company entered into a definitive merger agreement with CGI Group Inc. and CGI Virginia Corporation (collectively “CGI”), a large Canadian independent information technology and business process services firm, and an asset purchase agreement with Arlington-based CACI International Inc and certain of its affiliates (collectively “CACI”). Under the terms of the agreements, CGI commenced a cash tender offer to acquire all of the outstanding shares of AMS for approximately $858,000, or $19.40 per share. CACI will purchase the assets of AMS’s U.S. Defense and Intelligence business for approximately $415,000 in cash subject to certain post-closing adjustments. These acquisitions have been unanimously approved by the board of directors of each of CGI, CACI and AMS and are subject to regulatory and other customary closing conditions. The merger and asset acquisition are expected to close during the second quarter of 2004.

NOTE 3 — ACQUISITIONS AND JOINT VENTURE

Vredenburg

On August 1, 2003, the Company acquired 100% of the outstanding common stock of Vredenburg, a leading provider of professional and technical services to the Department of Defense and U.S. Intelligence communities. The results of operations of Vredenburg have been included with the consolidated financial statements since the acquisition date. The acquisition adds critical infrastructure protection capabilities, sophisticated document management technologies, and new program management expertise to the Company’s offerings in financial management, acquisition and procurement, business intelligence, enterprise architecture, and technology consulting.

The aggregate purchase price, net of $585 in cash acquired, was $51,239 and included cash payments through December 31, 2003 of $44,947. Amounts remaining to be paid at December 31, 2003 consist of $4,000 of payments related to earn-out targets for which all contingencies have been resolved and full payment was made on January 30, 2004. Additionally, the Company guaranteed management retention payments of $4,300 of which $2,292 remained to be paid at December 31, 2003 over the next two years. The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information becomes available.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the date of the acquisition based on an independent third-party valuation, and includes $4,000 earned subsequent to the acquisition for earn-out targets:

Accounts Receivable	$13,951
Other Current Assets, net of cash acquired	7,578
Other Noncurrent Assets	4,554
Developed Computer Software	2,948
Intangible Assets	14,900
Goodwill	32,116

Total Assets Acquired	76,047

Short-Term Debt	(1,083)
Accounts Payable and Other Current Liabilities	(15,735)
Long-Term Debt	(1,577)
Other Noncurrent Liabilities	(6,413)

Total Liabilities Assumed	(24,808)

Net Assets Acquired	$51,239

The $2,948 developed computer software assets have estimated useful lives of five years. The $14,900 of intangible assets represents customer relationships that have a weighted average useful life of 14 years. Of the $32,116 of goodwill, none is expected to be deductible for tax purposes.

The following unaudited pro forma condensed financial information is based on the historical financial statements of the Company and Vredenburg adjusted to give effect to the Vredenburg acquisition as if it had occurred on January 1, 2002.

	Years Ended December 31,
Pro Forma:	2003	2002

Revenues	$997,312	$1,037,304

Net (Loss) Income	$(23,251)	$30,748

(Loss) Earnings Per Share
Basic	$(.55)	$.73
Diluted	$(.55)	$.72

Synergy

In September 2000, AMS acquired Synergy Consulting, Inc. (“Synergy”), a California-based provider of systems integration, eBusiness and management consulting services in a purchase business combination. The Company initially recorded goodwill associated with the acquisition of $20,047, which through December 31, 2001 was being amortized over a 15-year life. The Company adopted SFAS 142 and discontinued the amortization of goodwill beginning in January 2002. During 2001, based on Synergy meeting certain financial and project targets, AMS recorded additional goodwill of $1,250 to recognize contingent consideration related to the acquisition.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

On July 15, 2003, the Company announced the award of a subcontractor agreement with IBM Global Services (the “IBM Contract”) to build a statewide computer network to track child support payments for the California Department of Child Support Services. The AMS portion of the eight-year IBM Contract is valued at approximately $223,500. Under the terms of an asset purchase agreement dated August 21, 2000 between Synergy and GLMRR Corp., the Company is obligated to make two additional purchase price payments totaling 3.5% of the value of the IBM Contract. These payments, totaling $7,824, and included in goodwill at December 31, 2003, are to be paid 50% upon execution of the IBM Contract and 50% after two years from the date the IBM Contract is executed or work commences, whichever is later. At December 31, 2003, $3,912 of the payments remained to be paid and were included in other noncurrent liabilities. The results of Synergy have been included in the Company’s Statements of Operations since September 1, 2000.

Competix

In 1998, AMS established a joint venture with the Bank of Montreal to provide online loan application and decisioning services to small and mid-size financial institutions via a new limited liability company, Competix L.L.C. In October 1999, Competix L.L.C. converted from a limited liability company to a C-corporation renamed Competix, Inc. (“Competix”). As of December 31, 2000, AMS had reduced the balance of its investment in Competix to zero by recording AMS’s share of the losses incurred by Competix, which the Company recorded as a Loss on Equity Investments. During 2001, the Company recorded an additional loss on its equity investment in Competix by reducing an outstanding note receivable in the amount of $2,627 from AMS’s share of Competix’s 2001 losses. Additionally, the Company recorded a loss of $414 for a required partial repurchase of stock that Competix previously had sold to J.P. Morgan. At both December 31, 2003 and 2002, AMS held approximately a 7% interest in Competix and the Company’s investment in Competix was zero.

NOTE 4 — GAIN ON SALE OF UTILITIES PRACTICE

On December 31, 2002, the Company completed the sale of its global utilities practice to Wipro, Ltd. The purchase price, after post-closing adjustments related to accounts receivable transferred, was $23,825 and resulted in a pre-tax gain of $19,922. The agreement included the transfer of customer contracts, intellectual property rights, and $2,322 of accounts receivable. As of December 31, 2002, the Company had received cash payments of $21,407 and received the additional $2,418 in the first quarter of 2003.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

NOTE 5 — SUPPLEMENTAL CASH FLOW INFORMATION

In accordance with SFAS No. 95 “Statement of Cash Flows,” the following table sets forth non-cash investing and financing activities:

	Years Ended December 31,
	2003	2002	2001
Issuance of Treasury Stock for Employee Stock Purchase Plan, Stock Options Exercised and Restricted Stock	$1,144	$10,968	$2,310
Tax Effect from the Exercise of Stock Options	$502	$241	$129
Exchange of Investment for Intangible Assets, Net of Cash	$16,266	$—	$—

See Note 3 for additional information about the fair value of assets acquired and liabilities assumed from the acquisition of Vredenburg.

NOTE 6 — ACCOUNTS RECEIVABLE

Accounts receivable consists of the following at December 31:

	2003	2002
Amounts Billed and Billable	$175,561	$148,165
Amounts Not Yet Billable	84,205	60,266
Contract Retentions	4,919	11,681
Other	190	1,348

Subtotal	$264,875	$221,460
Allowance for Doubtful Accounts	(8,035)	(9,362)

Total	$256,840	$212,098

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

NOTE 7 — PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated or amortized on the straight-line method over their estimated useful lives. Furniture and equipment useful lives range from three to ten years. The useful life for leasehold improvements is the lesser of the term of the lease or the useful life of the improvement. Costs for maintenance and repairs are charged to expense when incurred. Property and equipment consists of the following at December 31:

	2003	2002
Equipment	$23,254	$21,131
Furniture and fixtures	23,045	22,583
Leasehold improvements	25,889	25,555

	$72,188	$69,269
Less accumulated depreciation and amortization	(50,165)	(44,751)

	$22,023	$24,518

Depreciation and leasehold amortization expense was $6,852 in 2003, $7,551 in 2002 and $8,708 in 2001.

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142 which requires that goodwill and certain intangibles with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company performed its transitional goodwill impairment test as of January 1, 2002, and determined that no impairment charge for goodwill was required. Having designated the beginning of its fiscal year as the date for its annual goodwill impairment test, the Company performed the next annual goodwill impairment test on January 1, 2003, and determined that no impairment charge for goodwill was required.

The Company’s year-end closing and reporting process has been truncated in order to meet current, as well as future accelerated, periodic filing requirements resulting in significant constraints in the Company’s resources during the first fiscal quarter. Accordingly, in the fourth quarter of 2003, the Company changed the designated date of the annual goodwill impairment test from January 1 to November 30, in order to perform the test at a point in the reporting cycle other than during the year-end closing and reporting process such that additional resources are available. The Company performed the test at November 30, 2003, and determined that no impairment charge for goodwill was required. The change is not intended to delay, accelerate, or avoid an impairment charge. Therefore, the Company believes that the accounting change described above is to an alternative principle that is preferable under the circumstances.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

The following table provides comparative net (loss) income and earnings per share adjusted to exclude amortization expense (including any related tax effects):

Years Ended December 31,	2003	2002	2001

Reported net (loss) income	$(26,296)	$28,206	$15,872
Add back: Goodwill amortization, net of tax	—	—	1,558

Adjusted net (loss) income	$(26,296)	$28,206	$17,430

Basic (loss) earnings per share:
Reported (loss) earnings per share	$(0.62)	$0.67	$0.38
Add back: Goodwill amortization, net of tax	—	—	0.04

Adjusted basic (loss) earnings per share	$(0.62)	$0.67	$0.42

Diluted (loss) earnings per share:
Reported (loss) earnings per share	$(0.62)	$0.66	$0.38
Add back: Goodwill amortization, net of tax	—	—	0.04

Adjusted diluted (loss) earnings per share	$(0.62)	$0.66	$0.42

The additions to goodwill and identifiable intangible assets during fiscal year 2003 resulted primarily from the acquisition of Vredenburg and purchase price adjustments for Synergy related to contingent payments (see Note 3).

The following table summarizes the change in the carrying amount of goodwill for the year ended December 31, 2003.

Balance at December 31, 2002	$24,331
Goodwill for Synergy purchase price adjustments	7,824
Acquisition of Vredenburg	32,116

Balance at December 31, 2003	$64,271

Intangible Assets

Identifiable intangible assets include finite-lived intangible assets, which primarily consist of customer contracts and relationships. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives.

Identifiable intangible assets consist of the following at December 31, 2003:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value
Vredenburg Customer Relationships — see Note 3	$14,900	$(474)	$14,426
Proponix Customer Contracts and Related Intangibles	2,447	(603)	1,844

Total	$17,347	$(1,077)	$16,270

During 2002, the Company held a minority interest in Proponix, a corporation that provided trade services outsourcing solutions for banks. On November 15, 2002 the Company entered into an agreement with Proponix and its other shareholders to restructure the ownership and operations of Proponix. In exchange for receiving certain assets of Proponix and contracts to provide trade processing services, AMS agreed to

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

relinquish its minority ownership interest as well as make payments to partially sustain the operations of Proponix up to the closing date. The transaction closed on March 31, 2003. During the three months ended March 31, 2003, the Company relinquished its investment of $16,266 and made net cash payments to Proponix of $2,321. As a result of the transaction, AMS recorded a software asset of $16,140 and other intangible assets of $2,447. The software asset has an estimated useful life of five years and the intangible assets have a weighted average useful life of three years. See Note 3 for information related to Vredenburg intangible assets.

All of the Company’s identifiable intangible assets are subject to amortization and are being amortized on a straight-line basis. Aggregate amortization expense for the twelve months ended December 31, 2003 and 2002 was $1,077 and $0, respectively. The table below shows expected amortization for the next five years.

Years Ending December 31,
2004	$1,908
2005	$1,908
2006	$1,370
2007	$1,190
2008	$1,150

NOTE 9 — OTHER ASSETS AND CASH VALUE OF LIFE INSURANCE

At December 31, other assets was comprised of the following:

	2003	2002
Other Assets	$7,326	$12,100
Long-term Contract Receivable	—	40,489
Other Investments	—	17,016

Total Other Assets	$7,326	$69,605

Other assets of $7,326 at December 31, 2003 consisted of $1,750 of capitalized contract costs, $1,497 of software licenses and maintenance, other deferred fees, accrued long-term interest, and deposits. At December 31, 2002, other assets of $12,100 consisted of $3,960 of capitalized contract costs, $2,623 of software licenses and maintenance, deposits, other deferred fees, and accrued long-term interest.

At December 31, 2002, the Company had classified $40,489 as a long-term contract receivable from the Thrift Board. This account is no longer outstanding as of December 31, 2003. See Note 18 for a discussion of the resolved litigation.

At December 31, 2002, other investments of $17,016 primarily consisted of the Company’s investment in Proponix. During 2003, the Company relinquished its investment in Proponix and recorded certain intangible assets. See Note 8 for a discussion of this transaction.

Through 2003, the Company purchased company-owned life insurance contracts to fund deferred compensation plans. At December 31, 2003 and 2002, the cash value of these life insurance contracts was $19,288 and $29,830, respectively. For additional information about these contracts and the deferred compensation plans, see Note 16.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

NOTE 10 — LINE OF CREDIT

On November 13, 2002, the Company replaced its former $120,000 multi-currency bank credit facility with a new $160,000, three-year multi-currency bank credit agreement that expires on November 13, 2005. Effective September 26, 2003, AMS increased this credit facility by $40,000 to provide for borrowings not to exceed $200,000. This credit facility is available for working capital borrowings, capital expenditures, acquisitions, and other corporate purposes. At December 31, 2003 and 2002, no borrowings were outstanding under the Company’s bank credit agreements and availability was reduced by approximately $300 and $2,700, respectively, of outstanding letters of credit. As of December 31, 2003, availability was further reduced to approximately $159,000 primarily as a result of charges taken during the second quarter of 2003.

AMS may borrow funds under this agreement in the approved currencies, subject to certain minimum amounts per borrowing. Interest on such borrowings generally ranges from LIBOR plus 1.13% to 1.75% per annum, depending on the debt-to-EBITDA ratio, as defined in the agreement. The Company is required to pay a facility fee ranging from 0.50% to 0.65% per annum on the total facility based on the debt-to-EBITDA ratio.

The Company’s $200,000 revolving credit agreement includes negative covenants, including, but not limited to, covenants limiting AMS’s ability to create or incur liens, make certain investments, incur certain indebtedness, undergo fundamental changes, make certain dispositions, make acquisitions not related to AMS’s lines of business, pay dividends, or repurchase stock in excess of specified thresholds. The credit agreement also contains certain affirmative covenants and financial covenants including a minimum consolidated net worth, a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio. Certain provisions of the credit agreement also restrict the amount of available borrowings based on the total EBITDA, as defined in the agreement, for the trailing four quarters. For 2003 and 2002, the Company was in compliance with the covenants and other restrictions imposed by this credit facility.

Interest and facility fees paid by the Company totaled $1,467 in 2003, $1,334 in 2002, and $5,076 in 2001.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

NOTE 11- EMPLOYEE SHARE PLANS

2003 Stock Incentive Plan

On May 9, 2003, the stockholders approved the American Management Systems, Incorporated 2003 Stock Incentive Plan (the “2003 Plan”). The 2003 Plan permits awards of stock options (incentive stock options and non-qualified stock options), restricted stock awards, stock appreciation rights, performance shares, performance units, stock unit awards, and other incentive awards. The 2003 Plan authorizes the issuance of 4,500 shares of the Company’s common stock plus certain remaining shares, subject to the terms of the 2003 Plan, available under the Company’s 1996 Amended Stock Option Plan F, 1999 Contractor Stock Option Plan, Stock Option Plan for Employees and Restricted Stock and Stock Bonus Plan (collectively, the “Prior Plans”).

In addition, shares subject to an award under the 2003 Plan or any of the Prior Plans that are forfeited, terminated or settled for cash will again be available for issuance under the 2003 Plan. Further, in the event that any option or award granted under the 2003 Plan or any of the Prior Plans is exercised through the tendering of shares or by the withholding of shares by the Company, the shares so tendered or withheld will again be available for awards under the 2003 Plan. Shares reacquired by the Company on the open market using the cash proceeds received by the Company from the exercise of options granted under the 2003 Plan or any of the Prior Plans that are exercised after the effective date of the 2003 Plan are available for awards under the 2003 Plan. With the adoption of the 2003 Plan effective May 9, 2003, the Company ceased issuing any awards under the Prior Plans. As of December 31, 2003, 5,377 shares were available for grant under the 2003 Plan.

During 2003, 26 restricted shares were granted to the Chief Executive Officer under the 2003 Plan in lieu of a cash bonus, of which 9 were issued. These shares vest in three equal installments over six, twelve and eighteen months and were the only restricted shares granted during 2003. No stock appreciation rights, performance shares, performance units, or stock unit awards were granted during 2003.

All option awards granted under the 2003 Plan have been granted at the fair market value of the common stock on the date of grant. The terms of the awards are fixed on the date of grant. Options granted in 2003 under the 2003 Plan generally become exercisable over a three- or four-year vesting period beginning on the first anniversary of the date of grant. Options granted under the 2003 Plan expire no more than ten years from the date of grant. During 2003, upon termination of two employees, the original terms of stock awards were modified for which the Company recorded $136 of expense. Restricted stock awards granted under the 2003 Plan generally are subject to restrictions for a minimum of three years from the date of grant. Performance awards may be issued upon the achievement of certain performance criteria and only after the end of the relevant performance period as set forth in the applicable award agreement. Stock unit awards will generally have a vesting period of not less than three years.

The Company has deferred compensation plans pursuant to which executives and non-employee directors may defer cash and stock compensation. The issuance of certain awards granted under the 2003 Plan may be deferred under the Company’s deferred compensation plans. During 2003, no awards granted under the 2003 Plan were deferred under the Company’s deferred compensation plans.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

Prior Stock Option Plans

Under the Company’s 1996 Amended Stock Option Plan F (“Plan F”) which is stockholder approved, up to 5,800 shares were authorized for issuance pursuant to incentive stock options or non-qualified stock options granted to employees and non-employee directors. Options that were granted under Plan F expire no later than ten years from the date of grant. After the adoption of the 2003 Plan as of May 9, 2003, the Company did not make any grants under Plan F.

The Company also has an equity incentive plan, the Stock Option Plan for Employees, which was adopted by the Board on July 27, 2001. This plan is not stockholder approved. Under this plan, up to 1,000 shares were authorized for issuance to employees of the Company pursuant to non-qualified stock options. The maximum vesting and life of shares granted under this plan was ten years from the date of grant. After the adoption of the 2003 Plan as of May 9, 2003, the Company did not make any grants under this plan.

On December 1, 2001, the Board approved a new hire grant of 417 non-qualified stock options to the Chief Executive Officer of the Company. These options expire ten years from the date of grant and vest over an eight-year period.

The exercise price of stock options granted under all Prior Plans is not less than the fair market value on the date of grant. Options granted under the Prior Plans may be exercisable immediately, in monthly installments, or in annual installments, as set forth in an option agreement.

Restricted Stock

The Company has a Restricted Stock and Stock Bonus Plan (the “Restricted Stock Plan”), adopted by the Board on May 11, 1990, which is not stockholder approved. Pursuant to the Restricted Stock Plan, restricted shares were granted to employees of the Company as discretionary awards or as profit-sharing awards upon the attainment of certain performance objectives. Restrictions on shares generally lapse over a three-year period. In certain circumstances, the receipt of discretionary awards could be deferred to a later specified date. In 2002, 60 shares were granted under the Restricted Stock Plan as deferred stock units to newly hired executives. These shares vest over a three-year period beginning on the first anniversary of the date of grant. During 2003, 25 of the 60 shares were issued and 7 of the shares were forfeited. At December 31, 2003, 28 of these shares remained to be issued due to either vesting requirements or deferral elections. No shares were granted under this plan during 2003 or 2001.

In 2000, the Company had granted 416 restricted shares, with vesting over two and three years, as part of an employee retention program. In 2003, the Company issued the final 86 outstanding unforfeited shares which had vested over a three-year period. In 2002, 218 restricted shares, which had vested over two-years, were issued. Over the course of the three year vesting period, 112 shares in total were forfeited. After the adoption of the 2003 Plan as of May 9, 2003, the Company did not make any grants under the Restricted Stock Plan.

In 2001, the Board approved a new hire grant of 177 deferred stock units to the Chief Executive Officer of the Company. These shares vest over a four-year period.

Unearned compensation was recorded for restricted stock on the dates that restricted stock was granted based upon the market value of the shares. Unearned compensation, which is shown as a separate component of stockholders’ equity, is reduced as compensation expense is recorded and as forfeitures occur. The Company recorded compensation expense for all plans under which restricted stock was granted of $1,173, $2,989 and

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

$2,334 for the years ended December 31, 2003, 2002 and 2001, respectively, resulting in a remaining unearned compensation balance of $653, $2,146 and $4,451 at December 31, 2003, 2002 and 2001, respectively.

Common Stock Options — Share Data

At December 31, 2003 there were 5,377 shares available for grant under all stock option plans. The following table summarizes information about stock options outstanding at December 31, 2003 under all plans.

						Options Exercisable
Total Options Outstanding at 12/31/2003						at 12/31/2003
				Average	Weighted		Weighted
				Remaining	Average		Average
			Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices			of Shares	Life (Years)	Price	of Shares	Price
$11.04	—	$11.04	740	6.18	$11.04	—	$—
11.13	—	13.97	891	7.27	13.41	62	13.31
14.01	—	15.30	680	8.00	15.10	108	15.23
16.31	—	16.31	866	6.78	16.31	866	16.31
16.44	—	20.56	868	5.47	19.67	458	19.54
20.75	—	30.19	561	5.38	23.65	366	24.14
30.63	—	33.38	593	4.27	32.39	455	32.49
33.50	—	39.00	382	4.55	37.66	216	36.83

			5,581	6.16	$19.44	2,531	$22.57

The following summary presents changes in the Company’s stock options outstanding under all plans as of December 31, 2001, 2002, and 2003:

	Weighted Number	Average
	of Options	Exercise Price

Balance Outstanding at January 1, 2001	5,190	$24.90

For the Year Ended December 31, 2001:
Options Granted	1,110	$17.47
Options Canceled	(1,394)	$25.54
Options Exercised	(167)	$12.18

Balance Outstanding at December 31, 2001	4,739	$23.42

For the Year Ended December 31, 2002
Options Granted	1,432	$19.30
Options Canceled	(755)	$25.22
Options Exercised	(228)	$16.09

Balance Outstanding at December 31, 2002	5,188	$22.35

For the Year Ended December 31, 2003
Options Granted	1,796	$12.33
Options Canceled	(1,226)	$22.38
Options Exercised	(177)	$12.50

Balance Outstanding at December 31, 2003	5,581	$19.44

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

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

Other Information

In March of 2003, the Board of Directors increased the Company’s existing share repurchase authorization by three million shares. This increase resulted in an aggregate repurchase authorization of approximately 4,200 shares. Stock option exercises, restricted stock grants, and the employee stock purchase plan have been funded through the reissuance of previously acquired treasury shares. The Company repurchased no shares on the open market in 2001 or 2002 and 325 shares on the open market in 2003.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

NOTE 12 — EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include equivalents, when their effect is dilutive.

The computations for basic and diluted EPS are as follows:

Years Ended December 31,	2003	2002	2001

Basic EPS
Numerator: Net (Loss) Income	$(26,296)	$28,206	$15,872

Denominator: Weighted Average Shares Outstanding	42,348	42,032	41,642

Basic EPS	$(0.62)	$0.67	$0.38

Diluted EPS
Numerator: Net (Loss) Income	$(26,296)	$28,206	$15,872

Weighted Average Shares Outstanding	42,348	42,032	41,642
Effect of Other Dilutive Securities:
Options	—	122	178
Nonvested Restricted Stock	—	306	151

Denominator: Total Weighted Average Shares and Equivalents	42,348	42,460	41,971

Diluted EPS	$(0.62)	$0.66	$0.38

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

NOTE 13 — INCOME TAXES

Years Ended December 31,	2003	2002	2001

The domestic and international components of net (loss) income before income taxes are as follows:
U.S.	$(42,606)	$43,280	$19,292
International	125	(1,181)	7,609

	$(42,481)	$42,099	$26,901

The provision for income taxes consisted of:
Current:
U.S. Federal	$(7,386)	$2,219	$19,157
U.S. State	(531)	1,849	3,513
International	2,423	2,018	4,030
Deferred:
U.S. Federal	(7,977)	7,707	(13,653)
U.S. State	(2,553)	1,093	(1,099)
International	(161)	(993)	(919)

Total Provision	$(16,185)	$13,893	$11,029

Reconciliation of the U.S. Federal statutory income tax rate to the Company’s effective tax rate is as follows:
U.S. Federal Statutory Income Tax Rate	35.0%	35.0%	35.0%
State Income Taxes, Net of Federal Benefit	4.6	5.4	3.5
Change in Valuation Allowance	(8.5)	3.2	(1.8)
Research Tax Credits	5.2	(16.6)	(4.4)
Meals and Entertainment	(2.3)	2.2	2.4
Goodwill and Other Non-deductibles	(1.1)	2.3	3.6
Impact of Non-U.S. Jurisdictions	(0.3)	(0.2)	(0.7)
Foreign Tax Credit/Foreign Dividends	2.6	—	—
Other	2.9	1.7	3.4

Effective Tax Rate	38.1%	33.0%	41.0%

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

Years Ended December 31,	2003	2002	2001

The components of the deferred tax assets and liabilities are as follows:

Deferred Tax Assets:
Accrued Expenses	$6,719	$6,847	$9,637
Employee-Related Compensation	19,128	23,410	25,482
Allowance for Doubtful Accounts	3,812	5,116	6,147
Loss and Credit Carry Forwards	33,020	5,213	3,569
Other	2,336	6,043	7,197

Subtotal	$65,015	$46,629	$52,032
Valuation Allowance	(5,112)	(1,500)	(143)

Total Deferred Tax Assets	$59,903	$45,129	$51,889

Deferred Tax Liabilities:
Unbilled Receivables	$(36,561)	$(27,920)	$(23,528)
Deferred Revenues	(1,395)	(14,070)	(12,611)
Capitalized Software	(44,292)	(33,743)	(42,614)
Other	(9,219)	(6,599)	(2,532)

Total Deferred Tax Liabilities	$(91,467)	$(82,332)	$(81,285)

Net Deferred Tax Liabilities	$(31,564)	$(37,203)	$(29,396)

The Company and certain of its subsidiaries have net operating loss carryforwards totaling $76,303 as of December 31, 2003. Loss carryforwards of $64,528 expire on or before the close of year 2023. Loss carryforwards of $11,775 carry forward over an indefinite period. The Company also has tax credits of $6,634 that expire on or before the close of year 2023. As a result of restrictions on the utilization of certain losses and tax credits, a valuation allowance has been placed on those losses and tax credits. The net increase (decrease) in the total valuation allowance for the years ended December 31, 2003, 2002 and 2001 was $3,612, $1,357 and $(487), respectively.

The Company has not provided for U.S. federal income and foreign withholding taxes on $9,597 of international subsidiaries’ undistributed earnings as of December 31, 2003, because such earnings are intended to be reinvested indefinitely. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings. If these earnings were distributed, foreign tax credits would become available under current law to reduce or eliminate the resulting U.S. income tax liability.

The Company paid income taxes of $8,979 in 2003, $19,165 in 2002, and $24,696 in 2001.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

NOTE 14 — RESTRUCTURING CHARGE
(Staff reductions reported in actual amounts, dollars in thousands)

Severance and Benefits

In an effort to achieve cost reductions and align its work force with changing market conditions and revenue outlook, the Company recorded a charge of $18,689 in 2003 for severance and severance-related costs in accordance with SFAS No. 146. The 2003 severance costs are for the separation of 241 employees in the U.S. and Europe and primarily relate to a reduction in senior level staff and management positions. In addition, during 2002 and 2001, the Company recorded restructuring charges totaling $54,781 for severance and severance-related costs for a total of 2,128 staff reductions. These charges were recorded in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring”). During 2003, the Company reversed $643 of these charges representing a change in estimate. Of the 2,369 total staff reductions related to the 2003, 2002, and 2001 plans, 7 individuals remain to be separated at December 31, 2003. The remaining $2,628 liability as of December 31, 2003 for severance and severance-related costs is expected to be paid over the next year.

Facilities

During 2002 and 2001, the Company recorded charges totaling $25,481 for the closure and consolidation of facilities. During 2003, the Company recorded charges of $3,285 related to changes in estimates of the timing and amount of anticipated subtenant rental payments associated with the prior facility restructuring plan. The Company also recorded an additional charge of $3,454 in 2003 related to the closure and consolidation of additional facilities. Of the remaining $13,689 total liability at December 31, 2003, $9,844 represents a noncurrent liability for costs to be incurred through 2008.

Restructuring reserve activities as of and for the year ended December 31, 2003 were as follows:

	Severance
	& Benefits	Facilities	Total
Restructuring Liability as of January 1, 2003	$3,368	$13,976	$17,344

Restructuring Charge
First Quarter	—	—	—
Second Quarter	18,689	3,454	22,143
Second Quarter Change in Estimate	—	2,642	2,642
Third Quarter	—	—	—
Fourth Quarter	—	—	—
Fourth Quarter Change in Estimate	(643)	643	—

Total Restructuring Charge	18,046	6,739	24,785
Cash Payments	(18,786)	(7,026)	(25,812)

Restructuring Liability as of December 31, 2003	$2,628	$13,689	$16,317

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

NOTE 15 — SOFTWARE ASSET IMPAIRMENTS

AMS recorded software asset impairments of $9,555 in 2003, $19,608 in 2002 and $29,822 in 2001. The 2003 expense was for the write-off of certain non-performing purchased and developed software assets that are no longer expected to provide future value. The 2002 expense and $19,171 of the 2001 expense was for the write-down of the Company’s next generation customer care and billing software system. The remaining $10,651 of the 2001 software asset impairment was due to the unamortized book value exceeding the net realizable value of certain software products.

NOTE 16 — DEFERRED COMPENSATION AND OTHER NONCURRENT LIABILITIES

AMS had deferred compensation plans that were implemented in late 1996, and permitted eligible employees and directors to defer an elected portion of their compensation. The deferred compensation earned a specified rate of return. As of December 31, 2003 and 2002, the Company had accrued $24,648 and $34,539, respectively, of which $16,541 and $12,702, respectively, was classified as a current liability. The Company recorded interest expense of $1,781, $2,379, and $2,680 in 2003, 2002, and 2001, respectively, related to the earnings by the deferred compensation plan participants.

To fund these plans, AMS purchased company-owned life insurance contracts which were held by an irrevocable grantor trust. Charges to other expense associated with these contracts were $1,053, $2,105, and $2,157 in 2003, 2002, and 2001, respectively, which were offset by other income to adjust the contracts to their cash surrender values of $1,251, $168, and $396 in 2003, 2002, and 2001, respectively. Proceeds from the insurance policies are payable to the Company upon death of the insured. During 2001, the Company received proceeds of $1,810 associated with one of these policies, which were subsequently reinvested in the existing company-owned life insurance contracts.

Effective January 1, 2004, the Company established new deferred compensation plans. Under these plans, eligible employees and directors may elect to defer pre-tax compensation payable in cash or in Company stock. Amounts deferred in cash earn a market rate of return. With the establishment of the new plans, the previous deferred compensation plans were terminated effective December 31, 2003. Participants in those plans elected to roll-over their existing balances to the new plans, or receive distributions of their plan benefits. With all obligations under the previous plans having been satisfied, the grantor trust will terminate and any assets remaining after paying distributions will return to the Company.

Other noncurrent accrued liabilities were $5,948 at December 31, 2003 and related primarily to $3,912 accrued for a purchase price payment for Synergy Consulting Inc. (see Note 3), noncurrent Vredenburg management retention bonuses (see Note 3) of $983, deferred rent, and noncurrent lessee security deposits. At December 31, 2002, noncurrent accrued liabilities were $1,825 and consisted of consulting fees, deferred rent, and noncurrent lessee security deposits.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

NOTE 17 — EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) defined contribution plan covering substantially all U.S. employees. The plan became effective July 1, 1989 and does not provide a matching contribution.

The Company has a simplified employee pension plan, which became effective January 1, 1980. This plan is a defined contribution plan whereby the Company makes contributions, which are based on the application of a percentage specified by the Company to the qualified gross wages of eligible employees. Total plan expense was $16,046 in 2003, $15,194 in 2002, and $16,806 in 2001.

NOTE 18 — COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has various lease agreements for office space and equipment including computers, copiers, cars, and telephones. These obligations expire at various dates through 2012. Most leases contain renewal options. None of the office space leases contain purchase options; however, many contain escalation clauses based on increases in the Consumer Price Index, operating expenses, and property taxes. Many of the equipment leases contain purchase options and some contain escalation clauses. No leases contain restrictions on the Company’s activities concerning dividends or additional debt. Some leases contain restrictions on further leasing. Rent expense, excluding rent payments and sublease income accrued as part of the Company’s restructuring charge (see Note 14), consisted of the following for the years ended December 31:

	2003	2002	2001
Rent expense	$54,770	$62,817	$77,909
Sublease income	(3,509)	(6,166)	(7,626)

Rent expense, net	$51,261	$56,651	$70,283

Future minimum rental payments at December 31, 2003, under agreements classified as operating leases with initial or remaining noncancelable terms in excess of one year, are as follows:

	Office
	Space	Equipment	Totals
2004	$43,143	$14,016	$57,159
2005	38,801	5,059	43,860
2006	35,198	1,640	36,838
2007	32,255	266	32,521
2008	23,893	17	23,910
Thereafter	41,547	—	41,547

Totals	$214,837 *	$20,998	$235,835

* Total not reduced by minimum noncancelable sublease rentals of $10,125.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

During 2003 and 2002 the Company recorded restructuring charges that related to existing lease obligations for office space that the Company is not using. Included in the above future minimum rental payments is $26,227 which was included in the Restructuring Charge. See Note 14 for further details.

Compensatory and Extended Leave

The Company accrued a liability for compensatory leave for employees exempt from the Fair Labor Standards Act at December 31, 2003 and 2002. The Company also has an extended leave program for certain employees that provides for paid leave of eight weeks after meeting certain eligibility requirements. The leave can be taken only at the discretion of management. Because of the extended period over which the leave accumulates and the highly discretionary nature of the program, the amount of extended leave accumulated at any period end that will ultimately be taken is indeterminable. Consequently, the Company expenses extended leave as it is taken.

Employment Agreements

The Company has employment agreements with certain of its executive officers that provide for compensation and certain other benefits. The agreements also provide for severance payments and change in control benefits under certain circumstances. The Company also has change in control agreements with some of its management personnel that provide certain rights if a change in control of the Company occurs.

Indemnification Agreements

The disclosure provisions of FIN 45 apply to indemnification agreements that may contingently require a guarantor to make payments. AMS enters into licensing arrangements with its customers for the rights to use intellectual property that include a commitment to indemnify the licensee against liability and damages arising from any third-party claims of patent, copyright, trademark or trade secret infringement. AMS cannot determine or predict the maximum amount of potential future payments under this type of indemnification because the Company would not have adequate information about the nature and scope of any such claim until a claim has been submitted to AMS. Third-party claims are subject to contest by AMS and dispute resolution procedures specified in the particular contract and payment by the Company under such indemnification clauses is generally conditional on the claim. As of December 31, 2003, the Company was not aware of any indemnification agreements that would require material payments.

Pending Litigation

On September 22, 2003, AMS received notice of a federal whistleblower lawsuit that was filed by private relators. The lawsuit is pending in the United States District Court for the Southern District of Ohio (Western Division). The suit, which was originally filed on May 9, 2002, was recently unsealed following mandatory United States Department of Justice review of the allegations. The suit alleges that AMS invoiced the Ohio Department of Job and Family Services (“ODJFS”) for work performed on tasks unrelated to an ODJFS project that was the subject of a federal block grant and, as a result, received as payment from the State of Ohio federal monies for work that was not eligible for federal reimbursement. It further alleges that AMS utilized certain personnel who did not satisfy the requisite qualifications for assignment to the ODJFS project. The suit seeks damages and civil penalties. The United States Department of Justice, which is required to investigate and review all whistleblower actions of this nature, conducted its review in this case and declined to intervene in the suit. On December 4, 2003, AMS filed a Motion to Dismiss the Complaint. That motion has been fully briefed and is pending before the Court.

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

Resolved Litigation

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

In connection with the settlement of this matter, in December 2003, the Company received a $2,000 payment from one of its insurers to partially cover the costs of settlement.

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

American Management Systems, Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share data)

NOTE 19 — SEGMENT REPORTING AND SIGNIFICANT CUSTOMERS

AMS engages in business activities as one operating segment that provides IT consulting services to customers in targeted vertical markets. The Company’s chief operating decision maker evaluates performance and determines resource allocation based on AMS’s consolidated revenues and operating results. The following table summarizes the Company’s target market revenues and geographic information:

Revenues by Target Market

Years Ended December 31,	2003	2002	2001

Federal Government Agencies	$377,839	$343,349	$342,437
State and Local Governments	260,868	272,758	294,132
Communications, Media and Entertainment	174,880	193,304	317,979
Financial Services Institutions	121,636	121,581	167,346
Other Corporate Clients	26,397	55,703	61,398

Consolidated Total	$961,620	$986,695	$1,183,292

Revenues from the U.S. Government accounted for 39.3%, 34.8% and 28.9% of the Company’s consolidated revenues during 2003, 2002 and 2001, respectively. No other customer accounted for 10% or more of total revenues in 2003, 2002 or 2001.

Geographic Information

Years Ended December 31,	2003	2002	2001

Revenues(1)
United States	$831,035	$854,079	$993,688
International(2)	130,585	132,616	189,604

Consolidated Total	$961,620	$986,695	$1,183,292

(1) Revenues are attributed to countries based on the location of the customer.

(2) Includes export sales to international customers by AMS’s U.S. companies of $8,323 in 2003, $12,955 in 2002 and $33,510 in 2001.

Long-lived Assets
United States	$221,355	$136,806	$170,665
International	2,623	2,840	4,191

Total	$223,978	$139,646	$174,856

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share data)

The following summary represents the results of operations for the two years ended December 31, 2003.

	1st	2nd	3rd	4th
2003	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$226,972	$232,011	$248,122	$254,515	$961,620
Income (Loss) Before Income Taxes	$10,607	$(74,299)	$12,484	$8,727	$(42,481)
Net Income (Loss)	$6,258	$(46,639)	$8,632	$5,453	$(26,296)
Basic Earnings (Loss) per Share	$0.15	$(1.10)	$0.20	$0.13	$(0.62)
Diluted Earnings (Loss) per Share	$0.15	$(1.10)	$0.20	$0.13	$(0.62)

2002

Revenues	$251,430	$251,697	$247,480	$236,088	$986,695
Income Before Income Taxes	$18,173	$1,922	$10,043	$11,961	$42,099
Net Income	$10,722	$1,134	$8,337	$8,013	$28,206
Basic Earnings per Share	$0.26	$0.03	$0.20	$0.19	$0.67
Diluted Earnings per Share	$0.25	$0.03	$0.20	$0.19	$0.66

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

The Company maintains systems of internal controls and procedures for financial reporting (“Internal Controls”) and disclosure controls and procedures (“Disclosure Controls”) designed to provide reasonable assurance as to the reliability of our financial and other disclosures included in this Annual Report on Form 10-K. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the existing design and operation of the Company’s Disclosure Controls (as defined in Rule 13a — 15(e) under the Securities and Exchange Act of 1934, as amended).

Based on that evaluation, after giving consideration and subject to the ongoing evaluation of the Company’s internal control environment and corrective actions taken by the Company to date, AMS’s CEO and CFO have concluded that, subject to the inherent limitations in all control systems, the Company’s existing Disclosure Controls are effective in timely alerting them to material information relating to the Company that is required to be included in AMS’s periodic Securities and Exchange Commission filings. Management intends to continue to examine, refine and formalize its controls and procedures and to monitor ongoing developments in this area.

There have been no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

There have been no changes in the Company’s internal controls over financial reporting resulting from deficiencies or material weaknesses that were identified subsequent to the end of the period covered by this report.

The Company’s management, including the CEO and CFO, does not expect that AMS’s Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, are detected within the Company.

PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

AMS’s Board of Directors is composed of eight directors, all of whom are elected annually. The following table sets forth the names, ages, principal occupations and other affiliations of the current Board. There are no family relationships among members of the Board or any executive officers of the Company.

Daniel J. Altobello Director since 1993 Age 63	Mr. Altobello currently serves as the Chairman of Altobello Family Partners. From September 1995 until his retirement in October 2000, Mr. Altobello served as Chairman of ONEX Food Services, Inc., the parent of Caterair International Corporation and LSG/SKY chefs. He served as Chairman of the Board, President and Chief Executive Officer of Caterair International Corporation from December 1989 through September 1995. From 1979 to December 1989, Mr. Altobello held various managerial positions with the food services management and in-flight catering divisions of Marriott Corporation, including Executive Vice President of Marriott Corporation and President of Marriott Airport Operations. He presently serves as a Director of MESA Air Group, Inc., World Airways, Inc., Thinking Tools, Inc. and Friedman, Billings, Ramsey Group. He also is a trustee of Loyola Foundation, Inc. and Mount Holyoke College, and a member of the Advisory Board of Thayer Capital Partners.

James J. Forese Director since 1989 Age 68	Mr. Forese joined Thayer Capital Partners as a Senior Advisor in July 2003 and was named Operating Partner and Chief Operating Officer in September 2003. Mr. Forese is the former Chairman, President, Chief Executive Officer and Director of IKON Office Solutions, having served as Chairman of the Board and Director from May 2000 to February 2003 and as President and Chief Executive Officer from July 1998 to August 2002. From January 1997 to July 1998, Mr. Forese served as Executive Vice President and President, International Operations of IKON Office Solutions. From 1995 to 1996, he served as Executive Vice President, Chief Operating Officer, and Director of ALCO Standard Corporation. From 1993 to 1995, he served as General Manager of IBM Customer Financing and Chairman of IBM Credit Corporation. He served as IBM Vice President, Finance from 1990 to 1993 and IBM Vice President and Group Executive, IBM World Americas Group from 1988 to 1990. Mr. Forese currently serves as a Director of NUI Corporation, Spherion Corporation and Anheuser-Busch Companies, Inc.

Robert M. Howe Director since January 2004 Age 59	Mr. Howe’s experience spans over thirty years. A former Chairman of Scient Incorporated from 2000 to 2001, Mr. Howe helped found the company in 1998 and built it to over 2,000 professionals in ten quarters. Scient was subsequently sold to SBI and Company in October 2002. Prior to his tenure at Scient, Mr. Howe was the General Manager of IBM’s global banking, financial and securities business from 1996 to 1998. In 1991, he founded the IBM Consulting practice and is responsible for building a worldwide network of consulting practices, which supported all industries. When Mr. Howe left in 1994, the consulting group had grown to over $250 million in revenues and today is one of the largest consulting organizations worldwide. In 1976, Mr. Howe joined Booz Allen Hamilton, where he consulted extensively in the financial services and information technology arenas. He was a member of the firm’s worldwide commercial systems practice and the worldwide financial services practice. He was elected Senior Vice President of Booz Allen Hamilton in 1986, and served as a member of the Board of Directors and the firm’s executive committee. Mr. Howe presently serves on the Boards of SBI and Company, JohnsonDiversey and Northstar. In 2002, he also founded Montgomery Goodwin Investments, LLC. During Mr. Howe’s tenure as Chairman of the Board of Scient Incorporated, on July 16, 2002, Scient filed a petition under Chapter 11 of the U.S. Bankruptcy Code. Mr. Howe served on a special committee of the board supervising the liquidation of the company following the sale of substantially all of Scient’s assets in the bankruptcy proceedings.

Frank Keating Director since October 2003 Age 60	Mr. Keating has served as President and Chief Executive Officer of the American Council of Life Insurers since January 2003. As such, he is the chief representative and spokesman for the life insurance industry in Washington, D.C. Mr. Keating and his staff work as advocates for nearly 400 life insurance companies that account for 75 percent of the life insurance and annuity markets in the United States. In 1993, Mr. Keating was elected Governor of the State of Oklahoma and was reelected in 1998, becoming only the second governor in Oklahoma history to serve two consecutive terms. Mr. Keating’s 30-year career in law enforcement and public service includes stints as an FBI agent, federal and state prosecutor, and state legislator. In addition, he served Presidents Reagan and Bush in the Treasury, Justice and Housing Departments. Mr. Keating presently serves as a director of Chesapeake Energy Corporation.

Dorothy Leonard Director since 1991 Age 62	Dr. Leonard taught at the Harvard Business School from 1983 to 2003 and at the Sloan School of Management at the Massachusetts Institute of Technology before that. Dr. Leonard serves as an independent industrial consultant to numerous Fortune 100 companies and to startups. She has also served on a number of Boards of Directors and advisory boards, including for Daimler Chrysler Corporation.

Frederic V. Malek Director since 1985 Age 67	Mr. Malek has been Chairman of Thayer Capital Partners, a merchant bank, since March 1993. He was Co-Chairman, CB Commercial Real Estate Group (a real estate brokerage and management firm) from April 1989 to October 1996. Mr. Malek was Campaign Manager for the re-election campaign of President Bush and Vice President Quayle from December 1991 to November 1992. He was Vice Chairman of Northwest Airlines from 1990 to December 1991, and was President of Northwest Airlines from 1989 to 1990. From 1988 to 1989 he was Senior Advisor to The Carlyle Group (investment bank), and from 1981 to 1988 he was President of Marriott Hotels and Resorts. Mr. Malek also serves as a director of Automatic Data Processing, Inc., the Federal National Mortgage Association (Fannie Mae), FPL Group, Northwest Airlines, CB Richard Ellis Services, Inc., and Manor Care, Inc.

Alfred T. Mockett Director since 2001 Chairman and Chief Executive Officer Age 55	Mr. Mockett has been the Chairman of the Board and Chief Executive Officer of AMS since December 2001. Prior to joining AMS, Mr. Mockett was with British Telecommunications plc (“BT”). He served as the Chief Executive Officer of BT’s international broadband, data and applications company from 2000 to 2001, President and Chief Executive Officer of BT Worldwide, which is a business unit of BT, from 1994 to 2000, Managing Director of BT’s business communications division from 1992 to 1994, and Managing Director of BT’s special business division from 1991 to 1992.

Joseph M. Velli Director since May 2003 Age 46	Mr. Velli is a Senior Executive Vice President of The Bank of New York (the “Bank”), a position he has held since September 1998. He serves as the Chief Executive Officer of BNY Securities Group, a sector of the Bank and one of the largest global agency brokerage firms in the world. Mr. Velli joined the Bank in 1984 as an Assistant Vice President when he established its depositary receipt business, and has served in various positions since then, including as Executive Vice President from May 1992 to September 1998, Sector Head from 1990 to May 1992, Senior Vice President from 1988 to 1990, and Vice President from 1985 to 1988. Mr. Velli serves as a director of various subsidiaries of the Bank and on several Bank committees.

Executive Officers

The executive officers of AMS are elected each year by the Board at its first meeting following the Annual Meeting of Stockholders to serve during the ensuing year and until their respective successors are elected and qualified. The following information indicates the position and age of the executive officers as of the date hereof, as well as their business experience during the past five years. Information regarding Alfred T. Mockett, AMS’s Chairman and Chief Executive Officer, is set forth under “Board of Directors” above.

Jennifer Felix Vice President and Controller Age 33	Ms. Felix was appointed Vice President and Controller of AMS in October 2003. Ms. Felix served as AMS’s Assistant Controller from September 2000 to September 2003. Prior to joining AMS in September 2000, Ms. Felix was a Senior Manager at Deloitte & Touche LLP where she served in various audit and accounting positions since 1992.

David R. Fontaine Executive Vice President, General Counsel, Chief Risk Officer and Corporate Secretary Age 40	Mr. Fontaine joined AMS as Executive Vice President, General Counsel, Chief Risk Officer and Corporate Secretary in July 2002. From June 2001 to June 2002, he served as Executive Vice President and General Counsel of Dimension Data, NA. From 1999 to June 2001 he served in various positions at Proxicom, Inc., prior to its acquisition by Dimension Data Holdings, plc in June 2001. At Proxicom, he served as Senior Vice President and General Counsel in 2001, Vice President and General Counsel in 2000 and Deputy General Counsel from 1999 to 2000. Prior to joining Proxicom, Mr. Fontaine was a Partner of the law firm, Miller Cassidy, Larroca & Lewin, LLP in Washington, D.C.

Garry Griffiths Executive Vice President and Chief Human Resources Officer Age 59	Mr. Griffiths has served as Executive Vice President and Chief Human Resources Officer since May 2002. Prior to joining AMS, he had a 37-year career in human resources management at British Telecommunications plc (“BT”), most recently serving as Senior Vice President for Human Resources and Security at BT Ignite from 2000 to 2002. From 1998 to 2000, Mr. Griffiths was Vice President of Human Resources for BT Asia Pacific, based in Singapore.

Walter A. Howell Executive Vice President, Commercial Sector Age 53	Mr. Howell joined AMS as Executive Vice President, Financial Services Group in July 2002. In 2003, he was appointed head of AMS’s commercial sector. Prior to joining AMS, Mr. Howell held various positions at IBM Global Services (“IBM”) since 1993. From January 2001 to July 2002, he served as Managing Director of IBM, responsible for the company’s relationship with Morgan Stanley. From June 1993 to December 2001, Mr. Howell served as Vice President, IBM Global Services. Mr. Howell serves as a director of the Greater Washington Board of Trade.

Donna S. Morea Executive Vice President, Public Sector Age 49	Ms. Morea has been an Executive Vice President of AMS since May 2000. In March 2002, she was appointed to head the Company’s public sector practice, which brings together into one organization the Company’s resources for federal agencies and state and local governments. She served as the General Manager of AMS’s State and Local Solutions Group from 2000 to 2002. Prior to taking on this role, Ms. Morea established the Human Services Group, which she led for six years. She joined AMS in 1980. Ms. Morea serves on the Board of Directors of the Crossway Community, a nationally recognized social services innovator, and on the Board of Directors and the Executive Committee of the Northern Virginia Technology Council.

James C. Reagan Executive Vice President and Chief Financial Officer Age 45	Mr. Reagan was appointed Executive Vice President and Chief Financial Officer of AMS in October 2003. Mr. Reagan served as a Senior Vice President and Controller of AMS from May 2002 to September 2003. Prior to joining AMS in May 2002, he served as Vice President, Operations Finance of Nextel Communications, Inc. from February 1999 to April 2002. From February 1997 to February 1999, Mr. Reagan served as Executive Director, Financial Operations of MCI Worldcom.

Ronald Schillereff Senior Vice President and Director of Investor Relations Age 59	Dr. Schillereff has served as Senior Vice President, Director of Investor Relations of AMS since July 2002. Dr. Schillereff served as an Executive Vice President of AMS from January 2001 to June 2002 and Chief Financial Officer and Treasurer of the Company from February 1999 to February 2002. From 1993 to 1998, he was with Electronic Data Systems Corporation (“EDS”) serving as Managing Director of EDS Australia from 1997 to 1998; Managing Director of A.T. Kearney for Southeast Asia, which is a wholly-owned management consulting subsidiary of EDS, from 1995 to 1997; and Principal and Practice Leader in Management Consulting Services, the consulting division of EDS, from 1993 to 1995.

Charlene Wheeless Senior Vice President, Corporate Communications Age 39	Ms. Wheeless has served as AMS’s Senior Vice President of Corporate Communications since June 2002. She is responsible for all aspects of AMS’s global communications program. Prior to joining AMS, Ms. Wheeless served as Vice President of Corporate and Marketing Communications and Corporate Officer of DynCorp from May 2000 to May 2002, as DynCorp’s Director of Corporate Communications from April 1996 to May 2000 and as its Corporate Communications Manager from June 1991 to July 1995. She also served as the Director of Employee Communications at PRC, Inc. from July 1995 to March 1996.

Audit Committee Financial Expert

AMS’s Audit Committee is presently composed of three directors: James J. Forese (Committee Chairman), Daniel J. Altobello and Joseph M. Velli. Each of James J. Forese and Daniel J. Altobello is an Audit Committee Financial Expert, as defined by the Securities and Exchange Commission (the “Commission”), and is independent, as defined by the listing standards of the Nasdaq National Market.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires that the Company’s directors, executive officers, and persons who own more than 10% of a registered class of the equity securities of AMS (“reporting persons”) file with the Commission initial reports of ownership, and reports of changes in ownership of shares of stock, and options to purchase such shares, of the Company. Reporting persons are required by Commission rules to furnish the Company with copies of all Section 16(a) reports they file.

Based solely upon a review of Section 16(a) reports furnished to the Company for the fiscal year ended December 31, 2003 (the “2003 fiscal year”), and representations by reporting persons that no other reports were required for the 2003 fiscal year, all Section 16(a) reporting requirements were met, except that during 2003 each of the following current or former executive officers filed one Form 4 two days late: John S. Brittain, Jr., David R. Fontaine, Garry Griffiths, Walter A. Howell, Vernon Irvin, Richard C. Lottie, Alfred T. Mockett, Donna S. Morea, James C. Reagan and Paul Turner.

Code of Ethics

All directors, officers, and employees of AMS must act ethically and with the utmost integrity at all times in accordance with the policies comprising AMS’s Code of Professionalism and Ethical Business Conduct. In addition, the Company has adopted the Code of Ethics for Directors, Executive Officers and Senior Financial Officers, which is applicable to its directors, principal executive officer, and senior financial officers. These policies as well as information regarding any amendment to, or wavier from, a provision of the Code of Ethics for Directors, Executive Officers and Senior Financial Officers are located on the Corporate Governance section of the Investors page of the Company’s website at www.ams.com.

ITEM 11.           EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation paid or accrued by AMS during the three fiscal years ended December 31, 2003, to the following executive officers of AMS (“named executive officers”).

	Annual Compensation							Long-Term Compensation
								Awards			Payouts
										Shares
										Underlying
								Restricted		Options
Name and Principal								Stock		(No. of	LTIP	All Other
Position	Year	Salary		Bonus		Other		Award(s)		Shares)	Payouts	Compensation
Alfred T. Mockett	2003	$800,000		—		—		$—		300,000	—	$9,325	(1)
Chairman of the	2002	800,000		—		—		330,000	(2)	—	—	9,418	(1)
Board, Chief	2001	66,667	(3)	$1,046,666	(4)	—		2,708,100	(5)	517,000 (6)	—
Executive Officer
and Director

Donna S. Morea	2003	$475,000		—		—		$—		50,000	—	$8,374	(7)
Executive Vice	2002	443,750		$450,000	(8)	—		205,600	(9)	75,000	—	8,444	(7)
President	2001	400,000		150,000	(10)	—		—		—	—	8,593	(7)

Walter Howell	2003	$380,000		—		—		$—		40,000	—	—
Executive Vice	2002	175,623	(3)	$50,000		—		72,050	(11)	20,000 (6)	—	—
President

Garry Griffiths	2003	$325,000		—		50,000	(12)	—		40,000	—	—
Executive Vice	2002	204,682	(3)	$145,000	(13)	—		109,400	(14)	40,000 (6)	—	—
President and Chief
Human Resources
Officer

David R. Fontaine	2003	$325,000		—		—		—		50,000	—	—
Executive Vice	2002	143,511	(3)	$100,000		—		64,000	(15)	40,000 (6)	—	—
President, General
Counsel and Chief
Risk Officer

(1)	This amount represents the portion of the premium paid by AMS for a supplemental insurance policy for the executive.

(2)	This amount represents the dollar value of 25,782 shares of restricted stock granted to the Chairman and Chief Executive Officer in lieu of his 2002 cash bonus. The restricted stock vests ratably over a period of six, twelve and eighteen months from the date of grant. Based on the closing price of Common Stock at December 31, 2003, the value of the restricted stock holdings was $259,195.

(3)	Represents Mr. Mockett’s prorated annualized salary per his appointment as Chairman and Chief Executive Officer in December 2001. For Messrs. Howell, Griffiths, and Fontaine, each of whom joined AMS during 2002, the base salary represents their respective prorated annualized salary.

(4)	This amount consists of a $1 million new hire bonus, which was payable over two years, and a pro-rated annual bonus of $46,666 for 2001, which was paid in 2002. With respect to the new hire bonus, an initial payment of $880,000 was paid to Mr. Mockett in December 2001. The remaining $120,000 was paid on December 31, 2002.

(5)	This award represents a new hire grant of 177,000 deferred stock units on December 1, 2001. The deferred stock units vest ratably on each of the first, second, third and fourth anniversary of December 1, 2001; however, Mr. Mockett deferred issuance of all 177,000 shares subject to the units until January 2006. Based on the closing price of Common Stock on December 31, 2003, the value of the deferred stock units was $2,669,160. The deferred stock units will be credited with dividend equivalents if AMS pays dividends on its Common Stock.

(6)	This amount consists of awards of options to purchase Common Stock, which were granted in connection with the terms of the executive’s employment agreement.

(7)	This amount represents the Company’s contribution to special individual retirement accounts pursuant to the AMS Simplified Employee Pension/IRA Plan.

(8)	This amount consists of an annual bonus of $200,000 for 2002 plus a $250,000 executive retention award made pursuant to the executive’s employment agreement.

(9)	This award represents a grant of 10,000 deferred stock units on May 10, 2002. The deferred stock units vest ratably on each of the first, second, third and fourth anniversary of May 10, 2002, however, the executive deferred issuance of the shares subject to the units until May 2006. Based on the closing price of Common Stock on December 31, 2003, the value of the deferred stock units was $150,800. The deferred stock units will be credited with dividend equivalents if AMS pays dividends on its Common Stock.

(10)	This amount represents an executive retention award made pursuant to the executive’s employment agreement.

(11)	This amount represents the dollar value of 5,000 deferred stock units that were granted to Mr. Howell on July 15, 2002. The deferred stock units vest ratably on each of the first, second and third anniversary of July 15, 2002; however, the executive deferred issuance of all 5,000 shares subject to the units until January 2006. Based on the closing price of Common Stock on December 31, 2003, the value of the deferred stock units was $75,400. The deferred stock units will be credited with dividend equivalents if AMS pays dividends on its Common Stock.

(12)	On June 14, 2002, the Company approved a loan to Mr. Griffiths in the amount of $150,000 to allow Mr. Griffiths to repay his former employer for certain moving expense reimbursements. The Company agreed to forgive $50,000 of the total loan amount on each anniversary of the original loan date that Mr. Griffiths remains employed with the Company.

(13)	This amount consists of an annual bonus of $100,000 for 2002 plus a new hire bonus of $45,000 paid to the executive in 2002.

(14)	This amount represents the dollar value of 5,000 deferred stock units that were granted to Mr. Griffiths on May 15, 2002. The deferred stock units vest ratably on each of the first, second and third anniversary of May 15, 2002; however, the executive deferred issuance of all 5,000 shares subject to the units until January 2006. Based on the closing price of Common Stock on December 31, 2003, the value of the deferred stock units was $75,400. The deferred stock units will be credited with dividend equivalents if AMS pays dividends on its Common Stock.

(15)	This amount represents the dollar value of 5,000 deferred stock units that were granted to Mr. Fontaine on July 25, 2002. The deferred stock units vest ratably on each of the first, second and third anniversary of July 25, 2002. As of December 31, 2003, Mr. Fontaine owned 3,332 deferred stock units. Based on the closing price of Common Stock on December 31, 2003, the deferred stock units were worth $50,247. The deferred stock units will be credited with dividend equivalents if AMS pays dividends on its Common Stock.

Option Grants in Fiscal 2003

Shown below is information concerning stock option grants to AMS’s named executive officers who were granted options during AMS’s 2003 fiscal year.

	Individual Grants					Potential Realizable Value
						at Assumed Annual Rates of
						Stock Price Appreciation for
	Number of		% of Total			Option Term Compounded
	Shares Underlying		Options Granted to	Exercise or		Annually
	Options		Employees in	Base Price	Expiration
Name	Granted		Fiscal 2003	($/Share)(1)	Date	5%	10%
Alfred T. Mockett	300,000	(2)	17.09%	$11.04	03/06/2010	$1,348,317	$3,142,151

Donna S. Morea	40,000	(2)	2.28%	$11.04	03/06/2010	179,776	418,953
	10,000	(3)	0.57%	$13.97	09/19/2010	56,872	132,536

Walter A. Howell	30,000	(2)	1.71%	$11.04	03/06/2010	134,832	314,215
	10,000	(3)	0.57%	$13.97	09/19/2010	56,872	132,536

Garry Griffiths	30,000	(2)	1.71%	$11.04	03/06/2010	134,832	314,215
	10,000	(3)	0.57%	$13.97	09/19/2010	56,872	132,536

David R. Fontaine	40,000	(2)	2.28%	$11.04	03/06/2010	179,776	418,953
	10,000	(3)	0.57%	$13.97	09/19/2010	56,872	132,536

(1)	Each option grant was awarded with an exercise price equal to the closing price of Common Stock on the date of the grant.

(2)	Each option grant was made under the 1996 Stock Option Plan F, as amended, by the appropriate Board committee. The options vest in three equal annual installments beginning on the first anniversary of the grant date.

(3)	Each option grant was made under the 2003 Stock Incentive Plan by the appropriate Board committee. The options vest in three equal annual installments beginning on the first anniversary of the grant date.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

Shown below is information with respect to exercises, by AMS’s named executive officers during the 2003 fiscal year, of options to purchase shares of Common Stock pursuant to AMS’s stock option plans. Also shown is information with respect to certain unexercised options to purchase shares of Common Stock held by AMS’s named executive officers as of the end of the 2003 fiscal year.

	Number of		Number of Shares
	Shares		Underlying Unexercised		Value of Unexercised In-the
	Acquired		Options at End of Fiscal		Money Options at End of
	On	Value	Year 2003		Fiscal Year 2003(1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Alfred T. Mockett	—	$0	100,000	717,000	—	$1,212,000

Donna S. Morea	—	$0	40,677	100,823	—	$172,700

Walter A. Howell	—	$0	5,000	55,000	$3,350	$142,350

Garry Griffiths	—	$0	10,000	70,000	—	$132,300

David R. Fontaine	—	$0	10,000	80,000	$22,800	$241,100

(1)	Based on the market value of Common Stock on December 31, 2003, the last trading day of 2003 (as measured by the closing price of $15.08 on The Nasdaq Stock Market), minus the option’s exercise price.

Long-Term Incentive Plan Awards in Last Fiscal Year

No long-term incentive plan awards were made to AMS’s named executive officers during the Company’s 2003 fiscal year.

Employment, Change in Control and Separation Agreements with Named Executive Officers

The Company has employment agreements with Alfred T. Mockett, Donna S. Morea, Walter A. Howell, Garry Griffiths and David R. Fontaine.

The initial term of the Company’s employment agreement with Mr. Mockett began on December 1, 2001, and will end on December 1, 2004. As notice of termination of this agreement has not been provided by the Company, at the end of this term the agreement will renew automatically for an additional one-year term.

Mr. Mockett’s annual base salary for 2003 was $800,000. This annual base salary will remain the same for 2004. During the term of the agreement including any renewals thereof, Mr. Mockett’s annual base salary may not be reduced without his consent. In addition to his base salary, the employment agreement provides Mr. Mockett with eligibility for performance-based annual incentive bonuses for 2002 and later years with a target percentage set at 70% of his base salary. For 2003, Mr. Mockett received no performance bonus. In addition, Mr. Mockett is eligible to participate in a long-term incentive compensation plan having an annual potential value of approximately 150% of his combined annual base salary plus target annual bonus. Under his employment agreement, Mr. Mockett was granted a stock option for 100,000 shares of AMS Common Stock, plus a $1 million cash signing bonus payable in part in 2001 and in part in 2002. The stock option is fully vested and has an exercise price per share of $15.30. The employment agreement also provided for a new hire grant of 177,000 deferred stock units to compensate Mr. Mockett for the loss of retirement benefits and restricted stock due to his termination of employment with his previous employer. Finally, the agreement provides for a hiring stock option grant for 417,000 shares. Any unvested options will vest automatically if the Company fails to extend Mr. Mockett’s employment agreement at the end of any term.

AMS may terminate Mr. Mockett’s employment if, after notice and a hearing by the Board, the Board determines that he has engaged in conduct justifying termination for “cause” (as defined in the employment agreement). If the Company terminates Mr. Mockett’s employment without cause, AMS must provide certain severance benefits, including a cash severance benefit equal to 200% of his then-current base salary plus his average annual bonus or target annual bonus, whichever is greater. Any constructive termination of employment by AMS (as defined in the employment agreement) is treated as a termination without cause.

In the event of a change in control of AMS, Mr. Mockett is entitled to full vesting of any options, restricted stock and/or deferred stock units and, if his termination (without cause or constructive) occurs within two years of the change in control, a severance benefit equal to 300% of his annual cash compensation (then-current annual base salary plus average annual bonus or target bonus, whichever is greater).

Mr. Mockett’s employment agreement also contains post-employment restrictions including a provision for confidentiality and a 12-month non-solicitation obligation with respect to the Company’s employees, clients and business.

The Company’s employment agreements with Messrs. Griffiths, Fontaine and Howell and Ms. Morea are substantially similar to each other, with material differences noted herein. All four are employed as Executive Vice Presidents. The respective effective dates of the agreements are as follows: Mr. Griffiths (May 15, 2002); Ms. Morea (July 1, 2002); Mr. Howell (July 15, 2002); and Mr. Fontaine (July 25, 2002). All four agreements have an initial term of two years from their respective effective date. At the end of each term, the agreements will renew automatically for an additional one-year term unless AMS provides written notification of termination of the agreement at least ninety (90) days prior to the end of the then-current term. Under the terms of the agreements, Messrs. Griffiths and Fontaine each have an annual base salary of $325,000. Pursuant to the terms of Ms. Morea’s employment agreement, her annual base salary is $475,000. Pursuant to the terms of Mr. Howell’s employment agreement, his annual base salary is $380,000, however, effective February 27, 2004, Mr. Howell’s salary was increased to $400,000. These base salaries will be reviewed annually by the Compensation Committee; provided, however, that these salaries may not be decreased except as part of a general employment program of salary adjustment by AMS applicable to all similarly-situated employees.

All four agreements provide eligibility for annual performance-based bonuses with a target percentage set at 60% of annual base salary. Mr. Fontaine’s agreement provided for a hiring grant of 5,000 deferred stock units and non-qualified stock options for 40,000 shares. Mr. Griffiths’ agreement provided for a hiring grant of 5,000 deferred stock units, non-qualified stock options for 40,000 shares and a sign-on bonus of $45,000. Mr. Howell’s agreement provided for a hiring grant of 5,000 deferred stock units and non-qualified stock options for 20,000 shares. Ms. Morea’s agreement provided for an additional special retiree health benefit and a disability benefit that is supplemental to the disability benefits provided under the Company’s existing group long-term disability policy. Each employment agreement also contains provisions for confidentiality and non-solicitation of AMS employees and AMS clients or business.

Under these employment agreements, the employees may voluntarily terminate their employment with the Company upon thirty (30) days’ written notice. If AMS terminates employment without cause (including constructive termination, as defined in the agreements), the employee is entitled to a severance benefit equal to 100% of then-current annual base salary, full vesting of any unexercised stock options, and payment of any premiums for continuation of health and dental insurance. If the employee is terminated within 12 months of a change in control (as defined in the agreements), he or she would be entitled to a severance benefit equal to 200% of the sum of the employee’s then-current base salary and target annual bonus.

Notwithstanding anything to the contrary set forth in any of AMS’s previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate future filings, in whole or in part, the following Compensation Committee Report of Executive Compensation and Stockholder Return Performance Graph shall not be incorporated by reference into any such filings.

Compensation Committee Report of Executive Compensation

Composition and Responsibilities of Compensation Committee

The Compensation Committee of the Board of Directors is responsible for developing and making recommendations to the Board with respect to the Company’s executive compensation policies generally. It is composed entirely of outside directors who have never served as officers of AMS or its affiliates (the “Outside Directors”). The Compensation Committee approves the compensation plans for the Company’s executive officers, including the Chief Executive Officer, and on an annual basis determines the compensation to be paid to the executive officers. Specifically, the Compensation Committee is responsible for the granting and administration of cash and equity compensation granted to the executive officers. The Compensation Committee has furnished the following report for fiscal 2003:

Compensation Objectives and Philosophy

The objectives of the Company’s executive compensation program are to attract and retain highly skilled executives, ensure that compensation is tied directly to the achievement of the Company’s short- and long-term financial and strategic objectives, align the interests of management with those of stockholders, and encourage executives to think and act like owners.

In determining salary levels and target incentive award opportunities, the Compensation Committee considers competitive data available from a variety of sources, including proxy statements filed by technology and other consulting firms that are direct competitors, as well as industry-specific survey data compiled by third parties. Many of these firms are in the Goldman Sachs Technology Index, the peer index chosen by the Company for comparison in the “Stockholder Return Performance Graph” below. The Committee has engaged a recognized executive compensation consulting firm to assist it with evaluating the data relating to executive compensation.

Base salaries for the Company’s executive officers are generally targeted to fall within the median range of competitive practice. When combined with base salaries, incentive plan award opportunities are intended to deliver median total compensation when the Company achieves targeted levels of performance. Actual compensation awarded may vary depending on performance versus goals.

Executive Officer Compensation

General. The Company’s executive compensation program consists of three main components: (i) annual base salary, (ii) the potential for an annual cash bonus based on the Company’s annual pre-tax income, corporate, business unit, and individual performance, or some combination of these factors, and (iii) the opportunity to earn equity awards, which are intended to encourage the achievement of superior results over time and to align executive officer and stockholder interests.

The executive officers, including the Chief Executive Officer, are eligible for the same benefits, including group health and life insurance and participation in the Simplified Employee Pension/IRA Plan, as are

available generally to the Company’s professional staff. Except for any additional benefits set forth in their employment agreements, the Company does not provide material perquisites to any of its executive officers.

Annual Base Salary. The Compensation Committee determines the annual base salary of each of the Company’s executive officers, including the Chief Executive Officer. As mentioned above, the Compensation Committee generally targets median competitive rates for salaries in the aggregate, although individual salaries may vary based on the executive officer’s individual achievements, duties and responsibilities within the Company and his or her business unit, and the executive officer’s impact on the operations and profitability of the Company. During 2003, no executive officer received a merit increase in base salary due to weaker than expected corporate performance. However, during 2003, James Reagan received an increase in base salary commensurate with his promotion to Executive Vice President and Chief Financial Officer and Jennifer Felix received an increase in base salary commensurate with her promotion to Vice President and Controller to reflect the significant increase in their responsibilities.

Incentive Compensation Plans. In 2001, the Company adopted and the stockholders approved, the American Management Systems, Incorporated 2001 Executive Incentive Compensation Plan (the “2001 IC Plan”). The 2001 IC Plan was designed to provide compensation that falls within the statutory exemption in Section 162(m) of the Internal Revenue Code of 1986, as amended, for performance-based compensation. Bonuses for 2003 under the 2001 IC Plan were based on corporate performance, as measured by adjusted pre-tax income for the fiscal year 2003. Based on this performance measure, no bonuses were awarded to executive officers for 2003.

Long-term Incentives. In 2003, the stockholders approved the American Management Systems, Incorporated 2003 Stock Incentive Plan, which is intended to foster a better balance between the pursuit of short- and long-term operating objectives and ensure that short-term stock market volatility does not impair the ability of the overall program to support the Company’s strategic and human resource objectives. Stock options and other forms of equity (e.g., restricted stock) were awarded to executives based on the Compensation Committee’s assessment of a variety of factors, including each executive’s most recent performance, expected future contributions, value to the Company and difficulty of replacement, and readiness for promotion to a higher level or assumption of greater responsibilities.

Policy on Deductibility of Compensation

Under Section 162(m), the Company’s tax deduction for compensation paid to persons who, as of the end of the year, are employed as the Chief Executive Officer or as one of the other four most highly compensated executive officers is limited to $1 million per year, subject to certain exceptions. One exception is for compensation paid under performance-based compensation arrangements that satisfy certain regulatory requirements, including approval by stockholders and administration by a committee of outside directors. While the Compensation Committee makes every reasonable effort to minimize the adverse effects of Section 162(m) on the after-tax income of AMS, the Committee may authorize grants and payments that are subject to the deduction limitation when the Committee determines that such actions are consistent with the Compensation Committee’s and the Company’s goals.

Chief Executive Officer Compensation

The Chief Executive Officer’s annual base salary is established by the Compensation Committee using the same criteria as discussed above for the other executive officers, except that under the terms of his employment agreement, Mr. Mockett’s base salary may not be reduced during the term of the agreement without his consent. Mr. Mockett received a base salary of $800,000 for 2003. Mr. Mockett will not receive a salary increase for 2004. Mr. Mockett did not receive a performance bonus for 2003.

Daniel J. Altobello (Chairman)
Frederic V. Malek
James J. Forese
Dorothy Leonard

Compensation Committee Interlocks and Insider Participation

Daniel J. Altobello, James J. Forese, Frederic V. Malek and Dorothy Leonard served as members of the Compensation Committee during fiscal year 2003 and continue to serve as members. Mr. Altobello is Chairman of the Compensation Committee.

During 2003, there were no Compensation Committee interlocks, and there was no insider participation in the executive compensation decisions of the Company.

Director Compensation

Directors who also serve as executive officers of the Company are not separately compensated for attending Board or committee meetings. For fiscal year 2003, the non-employee directors received an annual retainer of $30,000 in addition to a fee of $1,500 for each Board and committee meeting attended, plus travel expenses. An additional annual retainer of $12,500 is paid to the Audit Committee Chair; an additional $10,000 is paid to the Compensation Committee Chair; and an additional $10,000 is paid to the Chair of the Nominating/Governance Committee. In January 2004, the Nominating/Governance Committee of the Board established the position of Lead Director. The Lead Director will receive an additional annual retainer of $25,000.

In addition to the foregoing, each non-employee director is granted options for 5,000 shares of Common Stock on the date of each annual meeting. Upon a non-employee director’s initial election to the Board, such director will be awarded stock options for 10,000 shares of Common Stock. At the conclusion of a director’s fifth year of service on the Board, each director is required to own Common Stock having a value (based on original purchase value) of at least $120,000. An aggregate of 45,000 stock options were granted to non-employee directors during the Company’s 2003 fiscal year under AMS’s 2003 Stock Incentive Plan.

In addition to her director compensation, AMS paid Dorothy Leonard $15,000 for her services during 2003 as Chair of the Advisory Committee of AMS University, a company-sponsored on-line leadership, educational and professional development learning resource.

Under AMS’s Outside Directors Stock-for-Fees Plan, as amended, non-employee directors may elect to have their meeting fees and annual retainer, which would otherwise be paid in cash, paid in the form of Common Stock. During 2003, Outside Directors were also able to defer receipt of their directors’ fees and retainer pursuant to the Outside Director Deferred Compensation Plan (the “Old Plan”). Under the terms of the Old Plan, Outside Directors making such an election would be credited with earnings on amounts deferred at an interest rate based on a corporate bond index and such interest rate would be increased by 300 basis points if the Company achieved certain annual performance goals. Dr. Leonard and Mr. Malek elected to have all of their meeting fees during 2003 deferred pursuant to the Old Plan. The Old Plan was terminated on December 31, 2003. Effective January 1, 2004, non-employee directors, with the exception of Dr. Leonard and Mr. Malek who chose not to roll over their deferred compensation benefits under the Old Plan, may elect to defer receipt of their directors’ compensation pursuant to the Company’s Deferred Compensation Plan for Non-Employee Directors (the “New Plan”). Under the terms of the New Plan, non-employee directors making such an election would be credited with earnings on amounts deferred at an interest rate based on 5-year U.S. Treasury rate plus 1%. To date, none of the non-employee directors have elected to defer their fees and/or retainer under the New Plan.

Stockholder Return Performance Graph

The following graph and table provide a comparison of the cumulative total return on the Common Stock of the Company for the five-year period beginning December 31, 1998, with returns on the Standard & Poor’s 500 Composite Index and the Services Sector Index of the Goldman Sachs Technology Index (the “Goldman Sachs Technology Services Index”). The graph and table assume that the value of the investment in the Common Stock of the Company and each of the aforementioned indices on December 31, 1998, was $100 and that all cash dividends were reinvested, although the Company has never paid cash dividends on the Common Stock. The historical stock price performance of the Common Stock of the Company shown below is not necessarily indicative of future stock price performance.

	12/31/1998	12/31/1999	12/31/2000	12/31/2001	12/31/2002	12/31/2003
AMSY Common Stock	$100	$78	$50	$45	$30	$38
S&P 500 Composite Index	$100	$121	$110	$97	$77	$97
Goldman Sachs Technology Services Index	$100	$126	$113	$120	$76	$95

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table summarizes the equity compensation plan information of AMS for the fiscal year ended December 31, 2003.

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by stockholders (1)	4,319,209	$19.93	5,376,517

Equity compensation plans not approved by stockholders(1)	1,261,402	$17.74	—

Total	5,580,611	$19.44	5,376,517

(1)               The Company has deferred stock units outstanding related to executive new hire grants as well as grants made under the Restricted Stock and Stock Bonus Plan and the 2003 Stock Incentive Plan. These grants are not included in the table above. Information about the deferred stock units and the Company’s equity incentive plans can be found in Note 11 of Item 8 of this filing.

Security Ownership of Management And Principal Stockholders

The following table sets forth in alphabetical order the beneficial ownership of AMS’s voting stock as of March 12, 2004 by: (a) each person or entity AMS knows beneficially owns more than 5% of its voting stock; (b) AMS’s Chief Executive Officer and the other four most highly compensated executive officers as of December 31, 2003; (c) each of AMS’s directors; and (d) all of AMS’s current directors and executive officers as a group. Unless stated otherwise, the address of each person listed below is 4050 Legato Road, Fairfax, Virginia 22033.

	Amount of	Percent of
	Beneficial	Outstanding
Name and Address of Beneficial Owner	Ownership(1)	Shares(2)
Daniel J. Altobello(3)	31,625	*
6550 Rock Spring Drive
Bethesda, MD 20817

Jennifer Felix(4)	—	*

David R. Fontaine(4)	25,002	*

James J. Forese(3)	105,208	*
Thayer Capital Partners
1455 Pennsylvania Avenue, NW, Suite 350
Washington, DC 20004

Garry Griffiths(4)	20,000	*

Robert M. Howe(3)	—	*
Montgomery Goodwin Investments
11 Beach Street
10th Floor
New York, NY 10013

Walt Howell(4)(5)	17,623	*

Frank Keating(3)	—	*
American Council of Life Insurers
101 Constitution Avenue, NW
Ste. 700
Washington, DC 20001

Dorothy Leonard(3)	20,630	*
Harvard University Graduate School of Business
Soldiers Field
Boston, MA 02163

Frederic V. Malek(3)	39,593	*
Thayer Capital Partners
1455 Pennsylvania Ave., N.W., Suite 350
Washington, D.C. 20004

Alfred T. Mockett(3)(4)	238,594	*

Donna S. Morea(4)	107,516	*

James C. Reagan(4)	7,917	*

Ronald Schillereff(4)	5,000	*

	Amount of	Percent of
	Beneficial	Outstanding
Name and Address of Beneficial Owner	Ownership(1)	Shares(2)
Joseph M. Velli(3)	292	*
The Bank of New York Company One Wall Street, 10th Floor New York, NY 10286

Charlene Wheeless(4)	11,667	*

Westport Asset Management, Inc.(6)	4,274,223	10%
253 Riverside Avenue Westport, CT 06880 All executive officers and directors as a group (16 persons)	630,667	1.5%

*	Designates less than 1%.

(1)	The amount of beneficial ownership includes stock options granted to directors and executive officers which have vested and are or will become exercisable within 60 days of March 12, 2004. Accordingly, Mr. Altobello has 12,500 options vested and exercisable; Mr. Fontaine has 23,334 options vested and exercisable; Mr. Forese has 17,083 options vested and exercisable; Mr. Griffiths has 20,000 options vested and exercisable; Mr. Howell has 15,000 options vested and exercisable; Dr. Leonard has 15,250 options vested and exercisable; Mr. Malek has 12,500 options vested and exercisable; Mr. Mockett has 200,000 options vested and exercisable; Ms. Morea has 68,612 options vested and exercisable; Mr. Reagan has 7,917 options vested and exercisable; Mr. Schillereff has 5,000 options vested and exercisable; and Ms. Wheeless has 11,667 options vested and exercisable. All executive officers and directors as a group (16 persons) have beneficial ownership of 408,863 options vested and exercisable within 60 days of March 12, 2004.

(2)	The percentages of Common Stock were calculated to include stock options vested and exercisable within 60 days of March 12, 2004. The number of shares of Common Stock was calculated as of March 12, 2004.

(3)	Indicates a director of AMS.

(4)	Indicates an executive officer of AMS.

(5)	Beneficial ownership amounts include 1,623 shares purchased by Mr. Howell under the Company’s Employee Stock Purchase Plan as of March 12, 2004.

(6)	Based solely on the February 13, 2004 filing on Schedule 13G of Westport Asset Management, Inc. (“Westport”), it is AMS’s understanding that (i) Westport is a registered investment adviser and a parent holding company, (ii) Westport owns 50% of Westport Advisors LLC, which is also a registered investment advisor (“Westport LLC”), (iii) Westport has sole voting and sole dispositive power with respect to 1,474,660 of the reported shares, Westport and Westport LLC share voting power with respect to 1,618,063 of the reported shares, and Westport and Westport LLC share dispositive power with respect to 2,799,563 of the reported shares, and (iv) the reported shares do not include 10,600 shares owned in the personal securities accounts of employees of Westport and Westport LLC.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information is provided with respect to executive officers, Directors, Director nominees and/or members of their immediate families who were indebted to the Company or its subsidiaries, at any time since January 1, 2003, in excess of $60,000, as follows:

Effective June 14, 2002, the Company entered into a loan agreement with Garry Griffiths, an Executive Vice President and the Chief Human Resources Officer of AMS, pursuant to which the Company lent Mr. Griffiths $150,000, to allow Mr. Griffiths to repay his former employer for certain moving expense reimbursements. The loan has a maturity date of three years from the effective date. On each anniversary of the effective date that Mr. Griffiths remains employed by the Company, the Company will reduce the amount of principal owed on the loan by $50,000. Interest does not accrue on the unpaid principal until the employment termination date, after which interest shall accrue and be payable on the unpaid principal balance at a rate of one percent (1%) above the annual rate of interest publicly announced by Citibank, N.A. or its successor as the “prime rate,” or, if such a rate ceases to be publicly announced, another substantially similar rate. On and after the employment termination date, the Company may demand repayment of the entire outstanding principal balance of the loan, together with accrued interest upon thirty (30) days prior written notice to Mr. Griffiths. The amount outstanding as of March 1, 2004 was $100,000.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed to the Company for the years ended December 31, 2003 and 2002 by its principal accounting firm, Deloitte & Touche LLP (“Deloitte”), were:

	2003	2002
Audit Fees	$973,271	$844,082
Audit-related Fees(1)	124,000	135,900
Tax Fees(2)	935,450	2,313,970
All Other Fees(3)	107,745	769,627

(1)	Audit-related fees include assurance services required to meet specific contractual commitments as well as internal control review.

(2)	Tax fees include services for tax planning, compliance, and the analysis and preparation of amended Federal tax returns claiming additional research and experimentation tax credits.

(3)	Other fees include finance advisory services related to the sale of the Company's global utilities practice.

Audit Committee Approval of Audit and Non-audit Services
The Audit Committee delegated to the Chairman of the Audit Committee the authority to approve non-audit engagements with fees up to $100,000, with ratification at the next full meeting of the Audit Committee. All audit and non-audit engagements provided by Deloitte to the Company with fees in excess of $100,000 must be approved in advance by the full Audit Committee. All of Deloitte’s services and fees in 2003 were approved by the Audit Committee pursuant to the Company’s policies and procedures for the management of external auditors.

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements

The consolidated financial statements of American Management Systems, Incorporated and subsidiaries filed are as follows:

Consolidated Statements of Operations for 2003 — 2001

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity for 2003 — 2001

Consolidated Statements of Cash Flows for 2003 — 2001

Consolidated Statements of Comprehensive (Loss) Income

Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules

The financial statement schedules of American Management Systems, Incorporated and subsidiaries filed are as follows:

Schedule II — Valuation and Qualifying Accounts for 2003 — 2001

All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or the notes thereto.

	3.	Exhibits

The Exhibits set forth in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

(b)	Reports On Form 8-K

The Company filed the following Current Report on Form 8-K during the quarter ended December 31, 2003.

	(i)	On October 23, 2003 the Company filed a Form 8-K announcing its financial results for the third quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN MANAGEMENT SYSTEMS, INCORPORATED

By:	/s/ Alfred T. Mockett Alfred T. Mockett Chairman of the Board and Chief Executive Officer March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 26, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Alfred T. Mockett

Alfred T. Mockett
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ James C. Reagan

James C. Reagan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Jennifer H. Felix

Jennifer H. Felix
Vice President and Controller

/s/ Daniel J. Altobello

Daniel J. Altobello
Director

/s/ James J. Forese

James J. Forese
Director

/s/ Robert M. Howe

Robert M. Howe
Director

/s/ Frank Keating

Frank Keating
Director

/s/ Dorothy Leonard

Dorothy Leonard
Director

/s/ Frederic V. Malek

Frederic V. Malek
Director

/s/ Joseph M. Velli

Joseph M. Velli
Director

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of
American Management Systems, Incorporated
Fairfax, Virginia

We have audited the consolidated financial statements of American Management Systems, Incorporated and subsidiaries (the Company) as of December 31, 2003 and for each of the three years in the period ended December 31, 2003 and have issued our report thereon dated March 10, 2004. Our audit also included the financial statement schedule for each of the three years in the period ended December 31, 2003 listed in Item 15(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

McLean, Virginia
March 10, 2004

American Management Systems, Incorporated
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

SCHEDULE II

Years Ended December 31,	2003	2002	2001

Allowance for Doubtful Accounts
Balance at Beginning of Period	$9,362	$11,644	$7,976
Allowance (Reversals) Accruals	—	(1,000)	7,725
Charges Against Allowance	(1,327)	(1,282)	(4,057)

Balance at End of Period	$8,035	$9,362	$11,644

Deferred Tax Asset Valuation Allowance
Balance at Beginning of Period	$1,500	$143	$630
Allowance Accruals	3,707	1,357	143
Charges Against Allowance	(95)	—	(630)

Balance at End of Period	$5,112	$1,500	$143

Provision for Contract Losses
Balance at Beginning of Period	$—	$—	$825
Loss Provisions	1,234	—	—
Charges Against Provisions	(440)	—	(825)

Balance at End of Period	$794	$—	$—

STOCKHOLDER AND 10-K INFORMATION

Inquiries should be directed to Ronald L. Schillereff, Senior Vice President, Director of Investor Relations, American Management Systems, Incorporated, 4050 Legato Road, Fairfax, Virginia 22033. Telephone (703) 267-5140. Complimentary copies of the Company’s audited financial statements and its Annual Report on Form 10-K filed with the Securities and Exchange Commission may be obtained without charge by writing to David R. Fontaine, Secretary, American Management Systems, Incorporated at the above mentioned address.

EXHIBIT INDEX

*	Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 15(c).

Exhibit
Number	Description
3.1	Second Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s 2001 Annual Report on Form 10-K).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 2 of the Company’s Registration Statement on Form 8-A filed on August 4, 1998).

3.3	By-laws of the Company, as amended and restated on July 25, 2003 (incorporated herein by reference to Exhibit 3.1 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003).

3.4	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.4 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.A of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1998).

4.2	Rights Agreement dated as of July 31, 1998, between the Company and Chase Mellon Shareholder Services L.L.C. as Rights Agent (incorporated herein by reference to Exhibit 1 of the Company’s Form 8-A filed on August 4, 1998, including form of Rights Certificate).

10.1	1996 Amended Stock Option Plan F (filed herewith). *

10.2	Outside Directors Stock-for-Fees Plan (filed herewith).*

10.3	1992 Amended and Restated Stock Option Plan E, as amended (incorporated herein by reference to Exhibit 10.3 of the Company’s 2001 Annual Report on Form 10-K).*

10.4	American Management Systems, Incorporated Deferred Compensation Plan for Executives, as amended July 3, 2003 (incorporated herein by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003).*

10.5	American Management Systems, Incorporated Deferred Compensation Plan for Non-employee Directors, as amended July 3, 2003 (incorporated herein by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003).*

10.6	Agreement of Lease between Joshua Realty Corporation and the Company, dated August 10, 1992, as amended (incorporated herein by reference to Exhibit 10.6 of the Company’s 2002 Annual Report on Form 10-K).

Exhibit
Number	Description
10.7	Office Lease Agreement between Hyatt Plaza Limited Partnership and the Company, dated August 12, 1993, as amended (incorporated herein by reference to Exhibit 10.7 of the Company’s 2002 Annual Report on Form 10-K).

10.8	Lease Agreement between Fairfax Gilbane, L.P. and the Company, dated February 15, 1994, as amended (incorporated herein by reference to Exhibit 10.8 of the Company’s 2002 Annual Report on Form 10-K).

10.9	Deed of Lease between Principal Mutual Life Insurance Company and the Company, dated December 1996 (incorporated herein by reference to Exhibit 10.9 of the Company’s 2002 Annual Report on Form 10-K).

10.10	1996 Incentive Compensation Plan for Executive Officers (incorporated herein by reference to Exhibit 10.11 of the Company’s 1998 Annual Report on Form 10-K).*

10.11	1999 Contractor Stock Option Plan (incorporated herein by reference to Exhibit 10.12 of the Company’s 1999 Annual Report on Form 10-K).*

10.12	Form of Change in Control Retention Agreement for Senior Management (filed herewith).*

10.13	Form of Employment Agreement for Senior Executives (incorporated by reference to Exhibit 10.16 of the Company’s 2000 Annual Report on Form 10-K).*

10.14	Employment Agreement, dated as of December 1, 2001 between the Company and Alfred T. Mockett (incorporated herein by reference to Exhibit 10.19 of the Company’s 2001 Annual Report on Form 10-K).*

10.15	American Management Systems, Incorporated Stock Option Plan for Employees, as amended effective May 10, 2002 (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).*

10.16	Employment Agreement, dated as of July 15, 2002, between the Company and Walter Howell (incorporated herein by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).*

10.17	Employment Agreement, dated as of May 15, 2002, between the Company and Garry Griffiths (incorporated herein by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).*

10.18	Loan Agreement, dated as of June 14, 2002, between the Company and Garry Griffiths (incorporated herein by reference to Exhibit 10.7 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

10.19	Employment Agreement, dated as of July 25, 2002, between the Company and David Fontaine (incorporated herein by reference to Exhibit 10.8 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).*

10.20	Credit Agreement, dated as of November 13, 2002, by and among the Company and certain subsidiaries of the Company, as borrowers, the Lenders named therein, and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 99.1 of the Company’s current report on Form 8-K filed November 21, 2002).

Exhibit
Number	Description
10.21	Employment Agreement, dated as of July 1, 2002, between the Company and Donna S. Morea (incorporated herein by reference to Exhibit 10.32 of the Company’s 2002 Annual Report on Form 10-K).*

10.22	American Management Systems Restricted Stock and Stock Bonus Plan (incorporated herein by reference to Exhibit 10.33 of the Company’s 2002 Annual Report on Form 10-K).*

10.23	American Management Systems, Incorporated Deferred Stock Unit Agreement for Alfred T. Mockett (incorporated herein by reference to Exhibit 10.34 of the Company’s 2002 Annual Report on Form 10-K).*

10.24	American Management Systems, Incorporated Stockbuilder Plan (filed herewith).*

10.25	American Management Systems, Incorporated 2003 Stock Incentive Plan (filed herewith).*

10.26	Separation Agreement, dated as of June 5, 2003, between the Company and Paul A. Turner (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003).*

10.27	Stock Purchase Agreement, dated July 15, 2003, by and among American Management Systems, Incorporated, R.M. Vredenburg & Co. and the stockholders of R.M. Vredenburg & Co. (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed on July 17, 2003).

10.28	Optionee Agreement, dated July 15, 2003, by and among American Management Systems, Incorporated, R.M. Vredenburg & Co. and the optionees of R.M. Vredenburg & Co. (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed on July 17, 2003).

10.29	Separation Agreement, dated as of September 9, 2003, between the Company and John S. Brittain, Jr. (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003).*

10.30	Separation Agreement, dated as of October 28, 2003, between the Company and Larry R. Seidel (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003).*

10.31	Increased Commitment Notice and Added Lender Agreement dated September 26, 2003, by and among the Company and certain subsidiaries of the Company, as Borrowers, KeyBank National Association, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003).

10.32	Employment Agreement, dated as of October 1, 2003, between the Company and James C. Reagan (incorporated herein by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003).*

10.33	Separation Agreement, dated as of October 14, 2003, between the Company and Richard C. Lottie (filed herewith).*

Exhibit
Number	Description
10.34	Agreement and Plan of Merger, dated as of March 10, 2004, by and among CGI Group Inc., CGI Virginia Corporation and AMS (incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K filed on March 16, 2004).

10.35	Asset Purchase Agreement, dated as of March 10, 2004, by and among CACI International Inc, CACI INC. — FEDERAL, Dagger Acquisition Corporation, AMS, CGI Group Inc., and CGI Virginia Corporation (incorporated herein by reference to Exhibit 2.2 of the Company’s Form 8-K filed on March 16, 2004).

10.36	Stockholder Tender and Voting Agreement, dated as of March 10, 2004, by and among CGI Group Inc. and Alfred T. Mockett (incorporated herein by reference to Exhibit (d)(2) to the Schedule TO of CGI Group Inc. and CGI Virginia Corporation filed on March 18, 2004).*

10.37	Stockholder Tender and Voting Agreement, dated as of March 10, 2004, by and among CGI Group Inc. and Daniel J. Altobello (incorporated herein by reference to Exhibit (d)(3) to the Schedule TO of CGI Group Inc. and CGI Virginia Corporation filed on March 18, 2004).*

10.38	Stockholder Tender and Voting Agreement, dated as of March 10, 2004, by and among CGI Group Inc. and David R. Fontaine (incorporated herein by reference to Exhibit (d)(4) to the Schedule TO of CGI Group Inc. and CGI Virginia Corporation filed on March 18, 2004).*

10.39	Stockholder Tender and Voting Agreement, dated as of March 10, 2004, by and among CGI Group Inc. and David Sharman (incorporated herein by reference to Exhibit (d)(5) to the Schedule TO of CGI Group Inc. and CGI Virginia Corporation filed on March 18, 2004).*

10.40	Stockholder Tender and Voting Agreement, dated as of March 10, 2004, by and among CGI Group Inc. and Dorothy Leonard (incorporated herein by reference to Exhibit (d)(6) to the Schedule TO of CGI Group Inc. and CGI Virginia Corporation filed on March 18, 2004).*

10.41	Stockholder Tender and Voting Agreement, dated as of March 10, 2004, by and among CGI Group Inc. and Frank Keating (incorporated herein by reference to Exhibit (d)(7) to the Schedule TO of CGI Group Inc. and CGI Virginia Corporation filed on March 18, 2004).*

10.42	Stockholder Tender and Voting Agreement, dated as of March 10, 2004, by and among CGI Group Inc. and Frederic V. Malek (incorporated herein by reference to Exhibit (d)(8) to the Schedule TO of CGI Group Inc. and CGI Virginia Corporation filed on March 18, 2004).*

10.43	Stockholder Tender and Voting Agreement, dated as of March 10, 2004, by and among CGI Group Inc. and James C. Reagan (incorporated herein by reference to Exhibit (d)(9) to the Schedule TO of CGI Group Inc. and CGI Virginia Corporation filed on March 18, 2004).*

10.44	Stockholder Tender and Voting Agreement, dated as of March 10, 2004, by and among CGI Group Inc. and James J. Forese (incorporated herein by reference to Exhibit (d)(10)

Exhibit
Number	Description
to the Schedule TO of CGI Group Inc. and CGI Virginia Corporation filed on March 18, 2004).*

10.45	Stockholder Tender and Voting Agreement, dated as of March 10, 2004, by and among CGI Group Inc. and Joseph M. Velli (incorporated herein by reference to Exhibit (d)(11) to the Schedule TO of CGI Group Inc. and CGI Virginia Corporation filed on March 18, 2004).*

10.46	Stockholder Tender and Voting Agreement, dated as of March 10, 2004, by and among CGI Group Inc. and Robert M. Howe (incorporated herein by reference to Exhibit (d)(12) to the Schedule TO of CGI Group Inc. and CGI Virginia Corporation filed on March 18, 2004).*

10.47	Non-Disclosure Agreement, dated October 3, 2003, by and between AMS and CGI Group Inc. (incorporated herein by reference to Exhibit (d)(14) to the Schedule TO of CGI Group Inc. and CGI Virginia Corporation filed on March 18, 2004).

10.48	Non-Disclosure Agreement, dated January 7, 2004, by and between AMS and CACI International Inc. (incorporated herein by reference to Exhibit (d)(15) to the Schedule TO of CGI Group Inc. and CGI Virginia Corporation filed on March 18, 2004).

10.49	First Amendment to the Rights Agreement, dated as of March 10, 2004, by and between AMS and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 16, 2004).

18.	Independent Auditors’ Preferability Letter regarding change in Accounting Principle (filed herewith).

21.	Subsidiaries of the Company (filed herewith).

23.	Independent Auditors’ Consent (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a — 14(a) and 15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a — 14(a) and 15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).